Form 10-Q
period 2017-03-31
PRGX GLOBAL, INC.
filed 2017-05-09
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Registrant’s telephone number, including area code: (770) 779-3900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

☐ Large accelerated filer	☒	Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company
	☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Common shares of the registrant outstanding at May 3, 2017 were 22,125,253.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue	$33,569	$31,233
Operating expenses:
Cost of revenue	23,026	21,646
Selling, general and administrative expenses	10,536	8,848
Depreciation of property and equipment	1,220	1,232
Amortization of intangible assets	722	394
Total operating expenses	35,504	32,120
Operating loss from continuing operations	(1,935)	(887)
Foreign currency transaction gains on short-term intercompany balances	(552)	(1,007)
Interest expense (income), net	37	(29)
Other expense (income)	(199)	10
Income (loss) from continuing operations before income taxes	(1,220)	139
Income tax expense	627	204
Net loss from continuing operations	$(1,847)	$(65)

Discontinued operations:
Loss from discontinued operations	(336)	(487)
Other loss (income)	—	—
Income tax expense (benefit)	—	—
Net loss from discontinued operations	(336)	(487)

Net loss	$(2,183)	$(552)

Basic earnings (loss) per common share (Note B):
Basic earnings (loss) from continuing operations	$(0.08)	$—
Basic loss from discontinued operations	(0.02)	(0.02)
Total basic loss per common share	$(0.10)	$(0.02)

Diluted earnings (loss) per common share (Note B)
Diluted earnings (loss) from continuing operations	$(0.08)	$—
Diluted loss from discontinued operations	(0.02)	(0.02)
Total diluted loss per common share	$(0.10)	$(0.02)

Weighted-average common shares outstanding (Note B):
Basic	21,945	22,438
Diluted	21,945	22,438

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(2,183)	$(552)
Foreign currency translation adjustments	275	(369)
Comprehensive loss	$(1,908)	$(921)

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$11,535	$15,723
Restricted cash	102	47
Receivables:
Contract receivables, less allowances of $725 in 2017 and $799 in 2016:
Billed	30,157	29,186
Unbilled	1,359	2,278
	31,516	31,464
Employee advances and miscellaneous receivables, less allowances of $482 in 2017 and $500 in 2016	2,020	2,184
Total receivables	33,536	33,648
Prepaid expenses and other current assets	3,291	3,363
Total current assets	48,464	52,781
Property and equipment	65,058	63,325
Less accumulated depreciation and amortization	(52,496)	(51,089)
Property and equipment, net	12,562	12,236
Goodwill	22,364	13,823
Intangible assets, less accumulated amortization of $36,974 in 2017 and $36,128 in 2016	10,278	10,998
Noncurrent portion of unbilled receivables	765	854
Deferred income taxes	2,259	2,269
Other assets	129	513
Total assets	$96,821	$93,474

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,250	$7,299
Accrued payroll and related expenses	10,871	13,868
Refund liabilities	7,718	7,900
Deferred revenue	1,421	1,330
Current portion of debt (Note E)	13,600	3,600
Business acquisition obligations	2,076	2,078
Total current liabilities	41,936	36,075
Noncurrent refund liabilities	746	804
Other long-term liabilities	2,557	4,205
Total liabilities	45,239	41,084
Commitments and contingencies (Note G)
Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 22,083,587 shares issued and outstanding at March 31, 2017 and 21,845,920 shares issued and outstanding at December 31, 2016	221	218
Additional paid-in capital	576,215	575,118
Accumulated deficit	(525,416)	(523,233)
Accumulated other comprehensive income	562	287
Total shareholders’ equity	51,582	52,390
Total liabilities and shareholders’ equity	$96,821	$93,474
See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,183)	$(552)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,944	1,630
Amortization of deferred loan costs	—	20
Stock-based compensation expense	1,566	773
Deferred income taxes	—	(50)
Foreign currency transaction (gains) losses on short-term intercompany balances	(552)	(1,007)
Changes in operating assets and liabilities:
Restricted cash	(55)	(52)
Billed receivables	1,029	2,393
Unbilled receivables	1,008	690
Prepaid expenses and other current assets	306	(50)
Other assets	396	(60)
Accounts payable and accrued expenses	(1,036)	1,338
Accrued payroll and related expenses	(3,119)	11
Refund liabilities	(241)	66
Deferred revenue	91	(207)
Other long-term liabilities	(2,494)	(25)
Net cash (used in) provided by operating activities	(3,341)	4,918
Cash flows from investing activities:
Business acquisition, net of cash acquired	(10,140)	—
Purchases of property and equipment, net of disposal proceeds	(1,500)	(1,023)
Net cash used in investing activities	(11,640)	(1,023)
Cash flows from financing activities:
Proceeds from term loan	10,000	—
Restricted stock repurchased from employees for withholding taxes	—	(48)
Proceeds from option exercises	382	132
Repurchase of common stock	—	(2,624)
Net cash provided by (used in) financing activities	10,382	(2,540)

Effect of exchange rates on cash and cash equivalents	411	(778)
Net (decrease) increase in cash and cash equivalents	(4,188)	577

Cash and cash equivalents at beginning of period	15,723	15,122
Cash and cash equivalents at end of period	$11,535	$15,699

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$33	$13
Cash paid during the period for income taxes, net of refunds received	$891	$358

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Form 10-K for the year ended December 31, 2016.
New Accounting Standards
A summary of the new accounting standards issued by the Financial Accounting Standards Board (“FASB”) and included in the Accounting Standards Codification (“ASC”) that apply to PRGX is set forth below:

FASB ASC Update No. 2017-04 - In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard removes the second step of the two step test used to determine an impairment of goodwill. Under the new standard, an entity only compares the fair value of the reporting unit to the carrying amount, including goodwill, and records the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard will become effective for fiscal years beginning after December 15, 2019. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
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
In May 2014, the FASB issued an accounting standards update with new guidance on recognizing revenue from contracts with customers.  The standards update outlines a single comprehensive model for an entity to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services.  Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses and determining if a company is the principal or agent in a revenue arrangement. In August 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016.  We have substantially completed our evaluation of significant contracts and are currently assessing the impact of adopting the standards update on our consolidated financial statements. We will continue our evaluation of the standards update through the date of adoption.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note B – Earnings (Loss) Per Common Share
The following tables set forth the computations of basic and diluted earnings (loss) per common share for the three months ended March 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended March 31,
Basic earnings (loss) per common share:	2017	2016
Numerator:
Net loss from continuing operations	$(1,847)	$(65)
Net loss from discontinued operations	$(336)	$(487)

Denominator:
Weighted-average common shares outstanding	21,945	22,438
Basic loss per common share from continuing operations	$(0.08)	$—
Basic loss per common share from discontinued operations	$(0.02)	$(0.02)
Total basic loss per common share	$(0.10)	$(0.02)

For all periods presented, basic and diluted net loss per share is the same, as any additional common stock equivalents would be anti-dilutive. We excluded 3.2 million of stock options from the weighted average diluted common shares outstanding for the three months ended March 31, 2017 and 2016, respectively, which would have been anti-dilutive due to the net loss in those periods. In addition, we excluded 2.0 million and 1.8 million of restricted stock units from the calculation of weighted average diluted common shares outstanding for the three months ended March 31, 2017 and 2016, respectively, which would have been anti-dilutive due to the net loss.
We repurchased no shares of our common stock during the three months ended March 31, 2017. During the three months ended March 31, 2016, we repurchased 663,541 shares of our common stock for $2.6 million.
Pursuant to exercises of outstanding stock options, we issued 84,467 shares of our common stock having a value of approximately $0.4 million in the three months ended March 31, 2017 and 46,896 shares of our common stock having a value of less than $0.1 million in the three months ended March 31, 2016.

Note C – Stock-Based Compensation
The Company has one stock-based compensation plan under which awards were outstanding in the relevant periods: The 2008 Equity Incentive Plan (“2008 EIP”). We describe the 2008 EIP in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2016. For all periods presented herein, awards outside the 2008 EIP are referred to as inducement awards.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2008 EIP Awards and Inducement Awards
Stock options granted under the 2008 EIP generally have a term of seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes stock option activity for the three months ended March 31, 2017.

Options	Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000’s)
Outstanding at January 1, 2017	3,420,385	$6.26	4.3 years	$1,204
Granted (1)	143,750	5.94
Exercised	(84,467)	4.52		$382
Forfeited	(283,500)	6.20
Expired	(2,500)	5.98
Outstanding at March 31, 2017	3,193,668	$6.30	4.2 years	$1,633
Exercisable at March 31, 2017	2,158,893	$6.38	3.5 years	$837
(1) During the three months ended March 31, 2017, 100,000 shares were granted to employees as inducements for employment and 43,750 shares were granted to a new member of the Board of Directors. The weighted-average grant date fair value of options granted was $3.31 per share for the three months ended March 31, 2017.
Nonvested stock awards, including both restricted stock and restricted stock units, granted under the 2008 EIP generally are nontransferable until vesting and the holders are entitled to receive dividends with respect to the nonvested shares. Prior to vesting, the grantees of restricted stock are entitled to vote the shares, but the grantees of restricted stock units are not entitled to vote the shares. Generally, nonvested stock awards with time-based vesting criteria vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. Nonvested stock awards with performance based vesting criteria vest in accordance with specific performance criteria associated with the awards. The following table summarizes nonvested stock activity during the three months ended March 31, 2017.

Nonvested Stock	Shares	Weighted Average Grant Date Fair Value (Per Share)
Nonvested at January 1, 2017	3,893,050	$4.37
Granted (1)	458,000	6.30
Vested	—	—
Forfeited	(2,358,060)	4.02
Nonvested at March 31, 2017	1,992,990	$4.73
(1) The weighted-average grant date fair value of nonvested stock awards (restricted stock and restricted stock units) granted during the three months ended March 31, 2017 was $6.30.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On March 30, 2017, six executive officers and six other senior leaders of the Company were granted 274,800 performance-based restricted stock units ("PBUs") under the 2008 EIP. Upon vesting, the PBUs will be settled by the issuance of Company common stock equal to 100% of the number of PBUs being settled. The PBUs vest and become payable based on revenue and the cumulative adjusted EBITDA that the Company (excluding the Healthcare Claims Recovery Audit business) achieves for the two-year performance period ending December 31, 2018. At the threshold performance level, 35%of the PBUs will become vested and payable and at the target performance level, 100% of the PBUs will become vested and payable. If performance falls between the stated performance levels, the percentage of PBUs that will become vested and payable will be based on straight line interpolation between such stated performance levels (although the PBUs may not become vested and payable for more than 100% of the PBUs and no PBUs shall become vested and payable if performance does not equal or exceed the threshold performance level).

During the three months ended March 31, 2017, the PBUs granted in 2016 and 2017 were expensed at the target performance level based on management's estimates. During the three months ended March 31, 2016, the PBUs that were granted on March 31, 2016 were expensed at the target performance level based on management's estimates.

Selling, general and administrative expenses for the three months ended March 31, 2017 and 2016 include $1.6 million and $0.8 million, respectively, related to stock-based compensation charges. At March 31, 2017, there was $6.7 million of unrecognized stock-based compensation expense related to stock options, restricted stock awards and restricted stock unit awards which we expect to recognize over a weighted-average period of 1.4 years. The unrecognized stock-based compensation expense related to restricted stock unit awards with performance vesting criteria is based on our estimate of both the number of shares of the Company's common stock that will ultimately be issued and cash payments that will be made when the restricted stock units are settled.
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
Adjacent Services represents data transformation, spend analytics, PRGX OPTIXTM, SIM services and associated advisory services.
Additionally, Corporate Support includes the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the fourth quarter of 2015, PRGX entered into agreements with third parties to fulfill its Medicare recovery audit contractor ("RAC") program subcontract obligations to audit Medicare payments and provide support for claims appeals and assigned its remaining Medicaid contract to another party. The Company will continue to incur certain expenses while the current Medicare RAC contracts are still in effect. As a result, the Healthcare Claims Recovery Audit services business has been reported as Discontinued Operations in accordance with U.S. GAAP.
Discontinued operations information for the three months ended March 31, 2017 and 2016 is as follows:

Results of Discontinued Operations	Three Months Ended March 31,
(in thousands)	2017	2016
Revenue, net	$—	$(11)
Cost of sales	334	388
Selling, general and administrative expense	—	84
Depreciation and amortization	2	4
Loss from discontinued operations before income taxes	$(336)	$(487)
Income tax expense	—	—
Net loss from discontinued operations	$(336)	$(487)
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three months ended March 31, 2017 and 2016 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended March 31, 2017
Revenue	$24,383	$7,831	$1,355	$—	$33,569
Net loss from continuing operations					$(1,847)
Income tax expense					627
Interest expense (income), net					37
EBIT	$5,986	$410	$(1,740)	$(5,839)	(1,183)
Depreciation of property and equipment	910	140	170	—	1,220
Amortization of intangible assets	329	—	393	—	722
EBITDA	$7,225	$550	$(1,177)	$(5,839)	$759
Other expense (income)	—	—	(199)	—	(199)
Foreign currency transaction (gains) losses on short-term intercompany balances	(163)	(252)	(3)	(134)	(552)
Transformation severance and related expenses	76	138	—	369	583
Stock-based compensation	—	—	—	1,566	1,566
Adjusted EBITDA	$7,138	$436	$(1,379)	$(4,038)	$2,157

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended March 31, 2016
Revenue	$21,567	$9,249	$417	$—	$31,233
Net loss from continuing operations					(65)
Income tax expense					204
Interest expense (income), net					(29)
EBIT	$3,997	$2,254	$(1,086)	$(5,055)	$110
Depreciation of property and equipment	992	98	142	—	1,232
Amortization of intangible assets	372	—	22	—	394
EBITDA	$5,361	$2,352	$(922)	$(5,055)	$1,736
Other expenses (income)			10		10
Foreign currency transaction (gains) losses on short-term intercompany balances	(257)	(746)	(1)	(3)	(1,007)
Transformation severance and related expenses	144	71	—	310	525
Stock-based compensation	—	—	—	773	773
Adjusted EBITDA	$5,248	$1,677	$(913)	$(3,975)	$2,037

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
On January 17, 2014, we entered into an amendment of the SunTrust credit facility that increased the committed revolving credit facility from $15.0 million to $25.0 million, lowered the applicable margin to a fixed rate of 1.75%, eliminated the provision limiting availability under the revolving credit facility based on eligible accounts receivable and extended the scheduled maturity of the revolving credit facility to January 16, 2015 (subject to earlier termination as provided therein). We also paid a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the SunTrust revolving credit facility through the next amendment date.
On December 23, 2014, we entered into an amendment of the SunTrust credit facility that reduced the committed revolving credit facility from $25.0 million to $20.0 million. The credit facility bears interest at a rate per annum comprised of a specified index rate based on one-month LIBOR, plus an applicable margin (which was set at 1.75% per annum pursuant to this amendment). The index rate is determined as of the first business day of each calendar month with the provision of a fixed applicable margin of 1.75% per the amendment of the SunTrust credit facility. The credit facility included two financial covenants (a maximum leverage ratio and a minimum fixed charge coverage ratio) that would apply only if we had borrowings under the credit facility that arose or remained outstanding during the final 30 calendar days of any fiscal quarter. These financial covenants also will be tested, on a modified pro forma basis, in connection with each new borrowing under the credit facility. This amendment also extended the scheduled maturity of the revolving credit facility to December 23, 2017 and lowered the commitment fee to 0.25% per annum, payable quarterly, on the unused portion of the revolving credit facility. The weighted-average interest rate for the commitment fee due on the revolving credit facility was 0.25% in 2016 and 2015.

On December 21, 2016, we entered into an amendment of the SunTrust credit facility in order to clarify certain definitions and other terms of the facility.

On October 31, 2016, the Company borrowed $3.6 million from its credit facility to finance the acquisition of Lavante, Inc. On February 27, 2017 the Company borrowed $10.0 million from its credit facility to finance the acquisition of substantially all of the assets of Cost & Compliance Associates, LLC and Cost & Compliance Associates Limited. Total borrowings outstanding as of March 31, 2017 were $13.6 million.
As of March 31, 2017, the amount available for borrowing under the SunTrust credit facility was $20.0 million. With the credit facility provision of a fixed applicable margin of 1.75% plus a specified index rate based on one-month LIBOR, the interest rate that applied at March 31, 2017 was approximately 2.53%. As of March 31, 2017 we were required to pay a commitment fee of 0.25% per annum, payable quarterly, on the unused portion of the revolving SunTrust credit facility.
The credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the credit facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the credit facility includes customary events of default. The Company was in compliance with the covenants in the SunTrust credit facility as of March 31, 2017.
As of March 31, 2017, there was $13.6 million in debt that would have come due December 31, 2017.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On May 4, 2017, we entered into an amendment of the SunTrust credit facility, that, among other things, (i) increased the aggregate principal amount of the committed revolving credit facility from $20.0 million to $35.0 million through December 31, 2018, which amount will be reduced to $30.0 million thereafter, (ii) extended the maturity date of the credit facility to December 31, 2019, (iii) added customary provisions to reflect European Union “bail-in” directive compliance language, and (iv) modified the financial covenants applicable to the Company during the remaining term of the credit facility by (A) revising the maximum leverage ratio and minimum fixed charge coverage ratio and (B) adding an additional financial covenant requiring the Company to maintain a minimum amount of consolidated adjusted EBITDA. In addition, the applicable margin used to determine the interest rate per annum on outstanding borrowings under the credit facility, and the ongoing commitment fee payable on the unused portion of the revolving credit facility commitment, both of which previously had been fixed percentages per annum, have been amended and both now will vary based upon our quarterly leverage ratio calculation under the SunTrust credit facility.
Note F – Fair Value of Financial Instruments
We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled receivables, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.
We record bank debt, if any, as of the period end date based on the effective borrowing rate and repayment terms when originated. As of March 31, 2017, we had $13.6 million in bank debt outstanding, and we had no bank debt outstanding as of March 31, 2016. We believe the carrying value of the bank debt approximates its fair value. We considered the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).
We had $4.0 million of business acquisition obligations as of March 31, 2017, and no such obligations as of March 31, 2016. Our business acquisition obligations represent the fair value of deferred consideration and earn-out payments estimated to be due as of the date for which we recorded these amounts. We determine the preliminary estimated fair values of business acquisition obligations based on our projections of future revenue and profits or other factors used in the calculation of the ultimate payment(s) to be made. The discount rate that we use to value the liability is based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).
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

Note I - Business Acquisitions

Cost & Compliance Associates

In February 2017, we completed the acquisition of substantially all of the assets of Cost & Compliance Associates, LLC and Cost & Compliance Associates Limited (collectively “C&CA”). C&CA is a commercial recovery audit and contract compliance firm with operations in the U.S. and the UK. At the closing of the transaction, we paid $10.0 million in cash, which amount is subject to a customary working capital adjustment. In addition, we may be required to pay earnout consideration in cash over a period of two years, based on the performance of the acquired businesses and our contract compliance business following closing. The aggregate consideration we may be required to pay in connection with this acquisition cannot exceed $18.0 million.

We have recorded C&CA’s assets acquired based on our preliminary estimates of their fair values at the acquisition date. The estimated fair value of C&CA assets acquired and resulting goodwill are subject to adjustment as we finalize our fair value analysis. We expect to complete our fair value determinations no later than the fourth quarter of 2017. There may be differences compared to those amounts reflected in our consolidated financial statements as of March 31, 2017 as we finalize our fair value analysis and such changes could be material.

Based on our preliminary estimates, the purchase price exceeded the aggregate estimated fair value of the acquired assets at the acquisition date by $8.4 million, which amount has been allocated and recognized as goodwill within our Recovery Audit Services - Americas business segment. None of the goodwill associated with the acquisition is deductible for income tax purposes and, as such, no deferred taxes have been recorded related to goodwill.

The preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed is presented below:

As of February 27, 2017
Accounts receivable	$1,611
Goodwill	8,389
Total purchase price	$10,000

We are still reviewing the valuation of the C&CA acquisition, in particular the value of any potential earnout due to C&CA, the value and useful lives of any long-lived assets acquired from C&CA and any potential deferred tax assets or liabilities associated with the valuation.

The revenue and earnings from continuing operations of C&CA from the acquisition date through March 31, 2017 are presented below and included in our consolidated statements of operations. These amounts are not necessarily indicative of the results of operations that C&CA would have realized if it had continued to operate as a stand-alone company during the period presented, primarily due to costs that are now reflected in our unallocated corporate costs and not allocated to C&CA.

Revenue	$1,467
Earnings from operations	$776

As required by ASC 805, the following unaudited pro forma statements of operations for the three months ended March 31, 2017 and 2016 give effect to the C&CA acquisition as if it had been completed on January 1, 2016. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the C&CA acquisition been completed on January 1, 2016. In addition, the unaudited pro forma financial information does not purport to project future operating results. This information is preliminary in nature and subject to change based on final purchase price adjustments. The pro forma statements of operations do not reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the C&CA acquisition.

	Three months ended
	March 31, 2017	March 31, 2016
Revenue from continuing operations (pro forma)	$34,408	$34,446
Income (loss) from continuing operations (pro forma)	$(2,522)	$386

Lavante
In October 2016, we acquired Lavante, Inc. ("Lavante"), a SaaS-based supplier of SIM and recovery audit services firm, for a net purchase price of $3.8 million. Lavante’s assets consist primarily of its proprietary software applications.
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
Based on our preliminary estimates, the purchase price exceeded the aggregate estimated fair value of the acquired assets and assumed liabilities at the acquisition date by $2.3 million, which amount has been allocated and recognized as goodwill within our Adjacent Service business segment. None of the goodwill associated with the acquisition is deductible for income tax purposes and, as such, no deferred taxes have been recorded related to goodwill.
The preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed is presented below:

As of October 31, 2016
Cash and cash equivalents	$28
Account receivables	207
Other Current assets	92
Goodwill	2,286
Intangible assets	6,178
Fixed assets	98
Total assets	8,889
Accounts payable	121
Deferred revenue	370
Other current liabilities	757
Total liabilities	1,248
Total purchase price	$3,809
Our estimates of the fair values of identifiable intangible assets are presented below:

	Fair values at October 31, 2016	Remaining useful lives (in months)
Trademarks	$163	48
Patents	114	12
Software	5,901	48
Total intangible assets	$6,178

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
As required by ASC 805, the following unaudited pro forma statements of operations for the three months ended March 31, 2016 give effect to the Lavante acquisition as if it had been completed on January 1, 2016. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the period presented had the Lavante acquisition been completed on January 1, 2016. In addition, the unaudited pro forma financial information does not purport to project future operating results. This information is preliminary in nature and subject to change based on final purchase price adjustments. The pro forma statements of operations do not reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the Lavante acquisition.

March 31, 2016
Revenue from continuing operations (pro forma)	$31,888
Loss from continuing operations (pro forma)	$(1,578)

Note J – Subsequent Events
On May 4, 2017, we entered into an amendment of the SunTrust credit facility, that, among other things, (i) increased the aggregate principal amount of the committed revolving credit facility from $20.0 million to $35.0 million through December 31, 2018, which amount will be reduced to $30.0 million thereafter, (ii) extended the maturity date of the credit facility to December 31, 2019, (iii) added customary provisions to reflect European Union “bail-in” directive compliance language, and (iv) modified the financial covenants applicable to the Company during the remaining term of the credit facility by (A) revising the maximum leverage ratio and minimum fixed charge coverage ratio and (B) adding an additional financial covenant requiring the Company to maintain a minimum amount of consolidated adjusted EBITDA.
In addition, the applicable margin used to determine the interest rate per annum on outstanding borrowings under the credit facility, and the ongoing commitment fee payable on the unused portion of the revolving credit facility commitment, both of which previously had been fixed percentages per annum, have been amended and both now will vary based upon our quarterly leverage ratio calculation under the SunTrust credit facility. The applicable margin per annum on interest accruing on all borrowings under the credit facility outstanding on or after May 4, 2017, and the applicable percentage per annum commitment fee accruing on and after that date, respectively will be determined as follows:

Pricing Level	Leverage Ratio	Applicable Margin for LIBOR Index Rate Loans	Applicable Margin for Base Rate Loans	Applicable Percentage for Commitment Fee
I	Less than 1.25:1.00	2.25% per annum	1.25% per annum	0.250% per annum
II	Greater than or equal to 1.25:1.00 but less than 1.75:1.00	2.50% per annum	1.50% per annum	0.375% per annum
III	Greater than or equal to 1.75:1.00	2.75% per annum	1.75% per annum	0.375% per annum

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
PRGX Global, Inc. is a global leader in recovery audit and spend analytics services, providing services to support and enhance our clients' Source-to-Pay ("S2P") business processes. At the heart of our client services portfolio is the core capability of mining client data to deliver "actionable insights." Actionable insights allow our clients to improve their financial performance by reducing costs, improving business processes, managing risks and increasing profitability.
Our services include recovery audit, spend advisory, spend analytics and supplier information management ("SIM") services. We serve clients in more than 30 countries and conduct our operations through three reportable segments: Recovery Audit Services - Americas, Recovery Audit Services - Europe/Asia-Pacific and Adjacent Services. The Recovery Audit Services - Americas segment represents recovery audit services we provide in the U.S., Canada and Latin America. The Recovery Audit Services - Europe/Asia-Pacific segment represents recovery audit services we provide in Europe, Asia and the Pacific region. The Adjacent Services segment includes spend analytics and advisory services, SIM services, and our PRGX OPTIXTM suite of analytics tools. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments in Corporate Support.
Recovery auditing is a business service focused on finding overpayments created by errors in payment transactions, such as missed or inaccurate discounts, allowances and rebates, vendor pricing errors, erroneous coding and duplicate payments. Recovery audit services are part of the broader S2P services market space, focused on the payment side of the S2P market.
Generally, we earn our recovery audit revenue on a contingent fee basis by identifying overpayments made by our clients, assisting our clients in recovering the overpayments from their vendors, and collecting a specified percentage of the recoveries from our clients as our fee. The fee percentage we earn is based on specific contracts with our clients that generally also specify: (a) time periods covered by the audit; (b) the nature and extent of services we are to provide; and (c) the client’s responsibilities to assist and cooperate with us. Clients generally recover claims by either taking credits against outstanding payables or future purchases from the relevant vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish client-specific procedural guidelines that we must satisfy prior to submitting claims for client approval. Our recovery audit business also includes contract compliance services which focus on auditing complex supplier billings against large services, construction and licensing contracts, and is relevant to a large portion of our client base. Such services include verification of the accuracy of third party reporting, appropriateness of allocations and other charges in cost or revenue sharing types of arrangements, adherence to contract covenants and other risk mitigation requirements and numerous other reviews and procedures to assist our clients with proper monitoring and enforcement of the obligations of their contractors. Services in our Adjacent Services segment can be project-based (advisory services), which are typically billed on a rates and hours basis, or subscription-based (software-as-a-service or "SaaS" offerings), which are billed on a monthly basis.
We earn the vast majority of our recovery audit revenue from clients in the retail industry due to many factors, including the high volume of transactions and the complicated pricing and allowance programs typical in this industry. Changes in consumer spending associated with economic fluctuations generally impact our recovery audit revenue to a lesser degree than they affect individual retailers due to several factors, including:

•
Diverse client base - our clients include a diverse mix of discounters, grocery, online, pharmacy, department and other stores that tend to be impacted to varying degrees by general economic fluctuations, and even in opposite directions from each other depending on their position in the market and their market segment;

•
Motivation - when our clients experience a downturn, they frequently are more motivated to use our services to recover prior overpayments to make up for relatively weaker financial performance in their own business operations;

•
Nature of claims - the relationship between the dollar amount of recovery audit claims identified and client purchases is non-linear. Claim volumes are generally impacted by purchase volumes, but a number of other factors may have an even more significant impact on claim volumes, including new items being purchased, changes in discount, rebate, marketing allowance and similar programs offered by vendors and changes in a client’s or a vendor’s information systems; and

•
Timing - the client purchase data on which we perform our recovery audit services is historical data that typically reflects transactions between our clients and their vendors that took place 3 to 15 months prior to the data being provided to us for audit. As a result, we generally experience a delayed impact from economic changes that varies by client and the impact may be positive or negative depending on the individual clients’ circumstances.

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

While the net impact of the economic environment on our recovery audit revenue is difficult to determine or predict, we believe that for the foreseeable future, our revenue will remain at a level that will allow us to continue investing in our growth strategy. Included in our growth strategy are our investments in innovation through our audit strategy team, developing and enhancing our technology platforms and improved operational processes within our recovery audit business. In addition, we continue to pursue the expansion of our business beyond retail recovery audit services by growing the portion of our business that provides recovery audit services to enterprises other than retailers, which we refer to as our commercial business; growing our contract compliance service offerings; expanding into new industry verticals, such as telecommunications, pharmaceuticals and resources; and growing our Adjacent Services which includes our global PRGX OPTIXTM analytics solutions and our SIM services offering. We believe that our recovery audit business uniquely positions us to create value for clients and gives us a competitive advantage over other players in the broader S2P market for four fundamental reasons:

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

•
We take a different perspective in analyzing the clients' spend data - we look "horizontally" across our clients' processes and organizational structures versus "vertically", which is how most companies are organized and enterprise resource planning systems are designed; and

•	Our contingent fee recovery audit value proposition minimizes our clients' cost of entry and truly aligns us with our clients.

As our clients’ data volumes and complexity levels continue to grow, we are using our deep data management experience to develop new actionable insight solutions, as well as to develop custom analytics and data transformation services. Taken together, our in-depth understanding of our clients’ S2P data and our technology-based solutions provide multiple routes to help our clients achieve greater profitability. Our Adjacent Services business targets client functional and process areas where we have established expertise, enabling us to provide services to finance, merchandising and procurement executives to improve working capital, optimize purchasing leverage in vendor pricing negotiations, improve insight into product margin and true cost of goods for resale, identify and manage risks associated with vendor compliance, improve quality of vendor master data and improve visibility and diagnostics of direct and indirect spend.

In an effort to accelerate our growth and expand our technology offerings within Adjacent Services, during the fourth quarter of 2016, we acquired Lavante, Inc. ("Lavante"), a SaaS-based SIM and recovery audit services firm based in San Jose, California.
In the first quarter of 2017 we completed the acquisition of substantially all of the assets of Cost & Compliance Associates, LLC and Cost & Compliance Associates Limited (collectively, "C&CA"), a commercial recovery audit and contract compliance firm with operations in the U.S. and the UK. The C&CA acquisition is immediately accretive to PRGX’s profitability, significantly increases our market share within the commercial industry and brings a rich set of global clients and a skilled and experienced workforce.
On February 27, 2017, we launched our PRGX OPTIX™ suite of analytics tools globally. The PRGX OPTIXTM suite facilitates S2P business decisions through actionable, data-enabled insights that are delivered through four primary modules - Product, Payment, Spend and Supplier. Each of these modules is powered by the core PRGX OPTIXTM platform that provides the ability to process and visualize S2P data delivered via a SaaS interface.
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

	Three Months Ended March 31,
	2017	2016
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue	68.6	69.3
Selling, general and administrative expenses	31.4	28.3
Depreciation of property and equipment	3.6	3.9
Amortization of intangible assets	2.2	1.3
Total operating expenses	105.8	102.8
Operating loss	(5.8)	(2.8)

Foreign currency transaction (gains) losses on short-term intercompany balances	(1.6)	(3.2)
Interest expense (income), net	0.1	(0.1)
Other expense (income)	(0.6)	—
Income (loss) before income taxes	(3.7)	0.5
Income tax expense	1.9	0.5

Net loss	(5.6)%	—%
Three Months Ended March 31, 2017 Compared to the Corresponding Period of the Prior Year from Continuing Operations
Revenue. Revenue was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Recovery Audit Services – Americas	$24,383	$21,567
Recovery Audit Services – Europe/Asia-Pacific	7,831	9,249
Adjacent Services	1,355	417
Total	$33,569	$31,233

Total revenue increased for the three months ended March 31, 2017 by $2.3 million, or 7.5%, compared to the same period in 2016. On a constant dollar basis adjusted for changes in foreign currency exchange rates, consolidated revenue from continuing operations for the first quarter 2017 increased 9.3% compared to the same quarter in 2016. The first quarter of2017 amounts include revenue from the C&CA and Lavante acquired businesses which were not in the prior year amounts. Excluding revenue from C&CA and Lavante our revenue from continuing operations increased 3.0% on a constant dollar basis.
Below is a discussion of our revenue for our three reportable segments.
Recovery Audit Services – Americas revenue, including revenue from the C&CA and Lavante acquired business increased by $2.8 million, or 13.1%, for the first quarter of 2017 compared to the first quarter of 2016. Excluding revenue from these acquisitions, revenue for this segment grew 6.9% on a year over year constant dollar basis. Revenue at our existing clients in the three months ending March 31, 2017 increased 4.9% compared to the same period in 2016. Revenue from new clients increased 8.2% compared to the same quarter in 2016, which was primarily due to the clients acquired as part of the C&CA and Lavante acquisitions.
Recovery Audit Services – Europe/Asia-Pacific revenue decreased by $1.4 million, or 15.3%, for the three months ended March 31, 2017 compared to the same period in 2016. The decrease was primarily attributable to the impact of certain client pricing arrangements in our Asia-Pacific region . On a constant dollar basis adjusted for changes in foreign exchange rates, first quarter 2017 revenue for this segment decreased by approximately 10% compared to the same quarter in the prior year. First quarter 2017 revenue from our European retail business was essentially flat compared to the prior year on a constant dollar basis as we continue to transform that business. First quarter 2017 revenue from existing clients declined 24.5%, which was partially offset by an increase in revenue from new clients of 9.1%.
Adjacent Services revenue increased by $0.9 million, or 224.9%, for the three months ended March 31, 2017 compared to the same period in 2016. This increase includes first quarter 2017 revenue from the Lavante SIM business. Excluding the first quarter 2017 Lavante SIM revenue, our Adjacent Services revenue increased by 189% on a constant dollar basis compared to the same period of the prior year.
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
COR was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Recovery Audit Services – Americas	$15,278	$14,324
Recovery Audit Services – Europe/Asia-Pacific	6,186	6,112
Adjacent Services	1,562	1,210
Total	$23,026	$21,646
COR as a percentage of revenue for Recovery Audit Services – Americas was 62.7% and 66.4% for the three months ended March 31, 2017 and 2016, respectively. The improvement in COR as a percentage of revenue for the three months ended March 31, 2017 compared to the same period in 2016 is due mainly to the increase in revenue and continued operational process improvements partially, offset by the cost of audit management and staff that were not in place in the prior year.
COR for Recovery Audit Services – Europe/Asia-Pacific was 79.0% and 66.1% for the three months ended March 31, 2017 and 2016, respectively. The increase is due mainly to the reduced revenue and the cost of audit management and staff that were not in place in the prior year, partially offset by operational process improvements that were implemented.
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
Adjacent Services COR relates primarily to our continued investments in service delivery, which consist mainly of fixed personnel costs. Due primarily to the increased Adjacent Services revenue, COR as a percentage of revenue improved to 115.3% for the three months ended March 31, 2017 from 290.2% for the same period in the prior year.
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
SG&A expenses were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Recovery Audit Services – Americas	$2,043	$2,139
Recovery Audit Services – Europe/Asia-Pacific	1,347	1,530
Adjacent Services	1,171	120
Subtotal for reportable segments	4,561	3,789
Corporate Support	5,975	5,059
Total	$10,536	$8,848
Recovery Audit Services – Americas SG&A expenses were essentially flat for the three months ended March 31, 2017 compared to the first quarter of 2016.
Recovery Audit Services – Europe/Asia-Pacific SG&A decreased $0.2 million for the three months ended March 31, 2017 compared to the same period in 2016. This decrease is primarily due to reduced non-payroll-related expenses.
Adjacent Services SG&A increased approximately $1.1 million in the three months ended March 31, 2017 compared to the same period in 2016. This increase is primarily due to the costs associated with the Lavante business, which were not included in the prior year costs.
Corporate Support SG&A increased $0.9 million for the three months ended March 31, 2017 compared to the same period in 2016. This increase is primarily due to increased stock-based compensation expense.
Depreciation of property and equipment. Depreciation of property and equipment was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Recovery Audit Services – Americas	$910	$992
Recovery Audit Services – Europe/Asia-Pacific	140	98
Adjacent Services	170	142
Total	$1,220	$1,232
The overall decrease in depreciation relates primarily to the mix and timing of our capital expenditures and the associated useful lives for such purchases.

Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Recovery Audit Services – Americas	$329	$372
Recovery Audit Services – Europe/Asia-Pacific	—	—
Adjacent Services	393	22
Total	$722	$394
The increase in amortization expense for the three months ended March 31, 2017 compared to the same period in 2016 is primarily due to the increase in intangible assets from the acquisition of Lavante partially offset by the end of the finite lives of certain intangible assets.
Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany balances receivable from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three months ended March 31, 2017, we recorded foreign currency transaction gains of $0.6 million on short-term intercompany balances. In the three months ended March 31, 2016, we recorded gains of $1.0 million on short-term intercompany balances.
Net Interest Expense (Income) & Other Income. The change in net interest expense (income) for the three months ended March 31, 2017 compared to the same period in 2016 was due to increased borrowings under the Company's credit facility for the acquisitions of Lavante and C&CA. Other income increased approximately $0.2 million for the three months ended March 31, 2017 compared to the same period in 2016 due to an earnout payment received from the sale of certain assets in 2015.
Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors result in our recording no net income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three months ended March 31, 2017 and 2016 primarily results from taxes on the income of certain of our foreign subsidiaries.
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

Reconciliations of net loss to each of EBIT, EBITDA and Adjusted EBITDA for the periods included in this Report are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net loss	$(2,183)	$(552)
Income tax expense	627	204
Interest expense (income), net	37	(29)
EBIT	(1,519)	(377)
Depreciation of property and equipment	1,220	1,236
Amortization of intangible assets	722	394
EBITDA	423	1,253
Foreign currency transaction (gains) losses on short-term intercompany balances	(552)	(1,007)
Transformation severance and related expenses	585	537
Other gains and losses	(199)	10
Stock-based compensation	1,566	764
Adjusted EBITDA	$1,823	$1,557

Adjusted EBITDA for the three months ended March 31, 2017 was $1.8 million, or 5.4% of revenue, compared to Adjusted EBITDA of $1.6 million, or 5.0% of revenue, for the same period in the prior year. The 2017 amount included a loss associated with the Lavante SIM business of approximately$1.1 million for the three months ended March 31, 2017, which is consistent with our previous guidance. Excluding the first quarter 2017 impact of the Lavante and C&CA acquired businesses which are not part of our prior year financials, Adjusted EBITDA in the first quarter of 2017 increased approximately 7% on a constant dollar basis when compared to the same period in the prior year.
Transformation severance and related expenses were essentially flat for the three months ended March 31, 2017 compared to the same period in 2016. Transformation severance and related expenses fluctuate with staff reductions and lease expenses associated with vacating office space across all segments in order to reduce our cost structure.
Stock-based compensation increased $0.8 million for the three months ended March 31, 2017 compared to the same period in 2016 due primarily to the effect of increases in our stock price on the cost associated with outstanding performance based restricted stock units.
We include a detailed calculation of Adjusted EBITDA by segment in Note D of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q. A summary of Adjusted EBITDA by segment for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Recovery Audit Services – Americas	$7,138	$5,248
Recovery Audit Services – Europe/Asia-Pacific	436	1,677
Adjacent Services	(1,379)	(913)
Subtotal for reportable segments	6,195	6,012
Corporate Support	(4,038)	(3,975)
Total	$2,157	$2,037
Recovery Audit Services – Americas Adjusted EBITDA increased by $1.9 million, or 36.0%, for the three months ended March 31, 2017 compared to the same period in 2016. This increase is primarily due to the higher revenue in the segment during the first quarter 2017 compared to the same period in the prior year.
Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA decreased by $1.2 million, or 74.0%, for the three months ended March 31, 2017, compared to the same period in 2016. This decrease is primarily due to the lower revenue in the segment for the first quarter 2017 compared to the same period in the prior year.

Adjacent Services Adjusted EBITDA decreased $0.5 million for the three months ended March 31, 2017, compared to the same period in 2016. This decrease is primarily due to higher SG&A expenses from the newly acquired Lavante business, which were partially offset by increased revenue.
Corporate Support Adjusted EBITDA was essentially flat for the three months ended March 31, 2017 compared to the same period in 2016.
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
As of March 31, 2017, we had $11.5 million in cash and cash equivalents and $13.6 million of borrowings under our revolving credit facility with SunTrust. As of March 31, 2017, the limit on our revolving credit facility was $20 million and we had $6.4 million of availability for borrowings. As of March 31, 2107, the Company was in compliance with the covenants in its SunTrust credit facility. We amended the SunTrust credit facility in January 2014, December 2014, December 2016 and May 2017 as further described in Secured Credit Facility below.
The $11.5 million in cash and cash equivalents includes $1.6 million held at banks in the U.S. and the remainder held at banks in other jurisdictions, primarily, in Canada, the United Kingdom, Australia, Mexico, India and Brazil. Certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign jurisdictions that could be used in, or is needed by, our operations in the U.S., we may incur significant penalties and/or taxes to repatriate these funds. Generally, we have not provided for deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. However, we do not consider the earnings of our Canadian subsidiary to be permanently reinvested, and have provided deferred taxes relating to the potential repatriation of the funds held in Canada.
Our cash and cash equivalents as of March 31, 2017 included short-term investments of approximately $1.6 million the majority of which was held at banks outside of the United States, primarily in Brazil and Canada.
Operating Activities. Net cash used in operating activities was $3.3 million for the three months ended March 31, 2017. The net cash provided by operating activities was $4.9 million for the three months ended March 31, 2016. These amounts consist of two components, specifically, net loss adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net loss	$(2,183)	$(552)
Adjustments for certain non-cash items	2,958	1,391
	775	839
Changes in operating assets and liabilities	(4,116)	4,079
Net cash provided by operating activities	$(3,341)	$4,918
The decrease in net cash from operating activities in the three months ended March 31, 2017 compared to the first quarter of 2016 is primarily the result of the payment of incentive compensation during the first quarter of 2017 based on the previous year's financial performance. No comparable annual incentive compensation was paid during 2016 for 2015 performance.
We include an itemization of these changes in our Condensed Consolidated Statements of Cash Flows (Unaudited) in Item 1 of this Form 10-Q.
Investing Activities. Net cash used for property and equipment capital expenditures was $1.5 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure.

Capital expenditures are discretionary and we currently expect to continue to make capital expenditures to enhance our information technology infrastructure and proprietary audit tools in 2017. Should we experience changes in our operating results, we may alter our capital expenditure plans.
In addition to capital expenditures, we completed the acquisition of C&CA during the first quarter of 2017, and borrowed approximately $10.0 million under the SunTrust revolving credit facility to complete the acquisition.
Financing Activities. Net cash provided by financing activities was $10.4 million for the three months ended March 31, 2017. Net cash used by financing activities was $2.5 million for the three months ended March 31, 2016. The net cash provided by financing activities in 2017 was due primarily to $10.0 million in borrowings from our SunTrust credit facility to fund the acquisition of C&CA during the first quarter of 2017.
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
On January 17, 2014, we entered into an amendment of the SunTrust credit facility that increased the committed revolving credit facility from $15.0 million to $25.0 million, lowered the applicable margin to a fixed rate of 1.75%, eliminated the provision limiting availability under the credit facility based on eligible accounts receivable, increased our stock repurchase program limit, and extended the scheduled maturity of the credit facility to January 16, 2015 (subject to earlier termination as provided therein). We also paid a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $25.0 million credit facility through the next amendment date.
On December 23, 2014, we entered into an amendment of the SunTrust credit facility that reduced the committed revolving credit facility from $25.0 million to $20.0 million. The credit facility bears interest at a rate per annum comprised of a specified index rate based on one-month LIBOR, plus an applicable margin (which was set as 1.75% per annum pursuant to this amendment). The index rate is determined as of the first business day of each calendar month. With the provision of a fixed applicable margin of 1.75% per the amendment of the SunTrust credit facility, the interest rate at December 31, 2016 was approximately 2.4%. The credit facility included two financial covenants (a maximum leverage ratio and a minimum fixed charge coverage ratio) that would apply only if we had borrowings under the credit facility that arose or remained outstanding during the final 30 calendar days of any fiscal quarter. These financial covenants also will be tested, on a modified pro forma basis, in connection with each new borrowing under the credit facility. This amendment also extended the scheduled maturity of the revolving credit facility to December 23, 2017 and lowered the commitment fee to 0.25% per annum, payable quarterly, on the unused portion of the revolving credit facility.

On December 21, 2016, we entered into an amendment of the SunTrust credit facility in order to clarify certain definitions and other terms of the facility.
The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the SunTrust credit facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the SunTrust credit facility includes customary events of default. As of March 31, 2017, we had $13.6 million in outstanding borrowings under the SunTrust revolver. The Company was in compliance with the covenants in the SunTrust credit facility as of March 31, 2017.
On May 4, 2017, we entered into an amendment of the SunTrust credit facility, that, among other things, (i) increased the aggregate principal amount of the committed revolving credit facility from $20.0 million to $35.0 million through December 31, 2018, which amount will be reduced to $30.0 million thereafter, (ii) extended the maturity date of the credit facility to December 31, 2019, (iii) added customary provisions to reflect European Union “bail-in” directive compliance language, and (iv) modified the financial covenants applicable to the Company during the remaining term of the credit facility by (A) revising the maximum leverage ratio and minimum fixed charge coverage ratio and (B) adding an additional financial covenant requiring the Company to maintain a minimum amount of consolidated adjusted EBITDA. In addition, the applicable margin used to determine the interest rate per annum on outstanding borrowings under the credit facility, and the ongoing commitment fee payable on the unused portion of the revolving credit facility commitment, both of which previously had been fixed percentages per annum, have been amended and both now will vary based upon our quarterly leverage ratio calculation under the SunTrust credit facility.
We believe that we will have sufficient borrowing capacity and cash generated from operations to fund our capital and operational needs for at least the next twelve months.
Stock Repurchase Program
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, bringing the total amount of common stock that we could repurchase under the program to $20.0 million. On October 24, 2014, our Board of Directors authorized a $20.0 million increase to the stock repurchase program, increasing the total stock repurchase program to $40.0 million, and extended the duration of the program to December 31, 2015. During October 2015, our Board of Directors authorized an additional $10.0 million increase to the stock repurchase program, increasing the total stock repurchase program to $50.0 million, and extended the duration of the program to December 31, 2016. In December 2016, our Board of Directors authorized an additional $10.0 million increase to the stock repurchase program, increasing the total stock repurchase program to $60.0 million, and extended the duration of the program to December 31, 2017. From the February 2014 announcement of the Company’s current stock repurchase program through March 31, 2017, the Company has repurchased 8.6 million shares, or 28.7%, of its common stock outstanding on the date of the original announcement of the program, for an aggregate cost of $44.5 million. These shares were retired and accounted for as a reduction to Shareholders' equity in the Condensed Consolidated Balance Sheet (Unaudited). Direct costs incurred to acquire the shares are included in the total cost of the shares.
The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.

Off-Balance Sheet Arrangements
As of March 31, 2017, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
Critical Accounting Policies
We describe the Company’s significant accounting policies in Note 1 of Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. We consider certain of these accounting policies to be “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. We identify and discuss these “critical” accounting policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Management bases its estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical”. Management has discussed the development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Form 10-Q with the Audit Committee of the Board of Directors.

Forward-Looking Statements
Some of the information in this Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements involve substantial risks and uncertainties including, without limitation, statements regarding: (1) future results of operations or of the Company’s financial condition, (2) the adequacy of the Company’s current working capital and other available sources of funds, (3) the Company's goals and plans for the future, including its strategic initiatives and growth opportunities, (4) expectations regarding future revenue trends, and (5) the expected impact of the Company’s decision to exit the Company's Healthcare Claims Recovery Audit Services business. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and its other periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation or duty to update or modify these forward-looking statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenue decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenue increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three months ended March 31, 2017, we recognized $1.9 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.2 million for the three months ended March 31, 2017. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under our revolving credit facility, if any. As of March 31, 2017, we had $13.6 million outstanding against our revolving credit facility. Interest on our revolving credit facility is payable monthly and accrues at an index rate using the one-month LIBOR rate plus an applicable margin. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.2 million change in annual pre-tax income.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes in the risks facing the Company as described in the Company’s Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s current credit facility prohibits the payment of any cash dividends on the Company’s capital stock.
There were no purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended March 31, 2017.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 4, 2017, we entered into an amendment of the SunTrust credit facility, that, among other things, (i) increased the aggregate principal amount of the committed revolving credit facility from $20.0 million to $35.0 million through December 31, 2018, which amount will be reduced to $30.0 million thereafter, (ii) extended the maturity date of the credit facility to December 31, 2019, (iii) added customary provisions to reflect European Union “bail-in” directive compliance language, and (iv) modified the financial covenants applicable to the Company during the remaining term of the credit facility by (A) revising the maximum leverage ratio and minimum fixed charge coverage ratio and (B) adding an additional financial covenant requiring the Company to maintain a minimum amount of consolidated adjusted EBITDA.
In addition, the applicable margin used to determine the interest rate per annum on outstanding borrowings under the credit facility, and the ongoing commitment fee payable on the unused portion of the revolving credit facility commitment, both of which previously had been fixed percentages per annum, have been amended and both now will vary based upon our quarterly leverage ratio calculation under the SunTrust credit facility. The applicable margin per annum on interest accruing on all borrowings under the credit facility outstanding on or after May 4, 2017, and the applicable percentage per annum commitment fee accruing on and after that date, respectively will be determined as follows:

Pricing Level	Leverage Ratio	Applicable Margin for LIBOR Index Rate Loans	Applicable Margin for Base Rate Loans	Applicable Percentage for Commitment Fee
I	Less than 1.25:1.00	2.25% per annum	1.25% per annum	0.250% per annum
II	Greater than or equal to 1.25:1.00 but less than 1.75:1.00	2.50% per annum	1.50% per annum	0.375% per annum
III	Greater than or equal to 1.75:1.00	2.75% per annum	1.75% per annum	0.375% per annum
A copy of this amendment is attached to this Report as Exhibit 10.2 and is incorporated herein by reference. The foregoing description of this amendment does not purport to be complete and is qualified in its entirety by reference to the amendment.

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

10.1
First Amendment to Asset Purchase Agreement, dated February 23, 2017 by and among PRGX USA, Inc., PRGX UK Ltd., Cost & Compliance Associates, LLC, Cost & Compliance Associates Limited and Robert F. Donohue (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on February 27, 2017).

10.2
Tenth Loan Documents Modification Agreement, entered into as of May 4, 2017 by and among PRGX Global, Inc. and PRGX USA, Inc., as borrowers, the subsidiaries of PRGX Global, Inc. signatory thereto, as guarantors, and SunTrust Bank, as administrative agent, the sole lender and issuing bank.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2017.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2017.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2017.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

May 9, 2017	By:	/s/ Ronald E. Stewart
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

May 9, 2017	By:	/s/ Peter Limeri
Peter Limeri
Chief Financial Officer and Treasurer (Principal Financial Officer)