Form 10-Q
period 2017-06-30
PRGX GLOBAL, INC.
filed 2017-08-08
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Common shares of the registrant outstanding at August 4, 2017 were 22,386,990.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$38,510	$35,291	$72,079	$66,524
Operating expenses:
Cost of revenue	25,605	23,431	48,631	45,077
Selling, general and administrative expenses	11,424	9,620	21,960	18,468
Depreciation of property and equipment	1,109	1,216	2,329	2,448
Amortization of intangible assets	722	395	1,444	789
Total operating expenses	38,860	34,662	74,364	66,782
Operating income (loss) from continuing operations	(350)	629	(2,285)	(258)
Foreign currency transaction losses (gains) on short-term intercompany balances	(957)	196	(1,509)	(811)
Interest expense (income), net	48	(12)	85	(41)
Other expense (income)	5	18	(194)	28
Income (loss) from continuing operations before income taxes	554	427	(667)	566
Income tax expense	879	460	1,506	664
Net loss from continuing operations	$(325)	$(33)	$(2,173)	$(98)

Discontinued operations (Note D):
Loss from discontinued operations	(349)	(559)	(685)	(1,046)
Other loss (income)	—	—	—	—
Income tax expense (benefit)	—	—	—	—
Net loss from discontinued operations	(349)	(559)	(685)	(1,046)

Net loss	$(674)	$(592)	$(2,858)	$(1,144)

Basic loss per common share (Note B):
Basic loss from continuing operations	$(0.01)	$—	$(0.10)	$—
Basic loss from discontinued operations	(0.02)	(0.03)	(0.03)	(0.05)
Total basic loss per common share	$(0.03)	$(0.03)	$(0.13)	$(0.05)

Diluted loss per common share (Note B)
Diluted loss from continuing operations	$(0.01)	$—	$(0.10)	$—
Diluted loss from discontinued operations	(0.02)	(0.03)	(0.03)	(0.05)
Total diluted loss per common share	$(0.03)	$(0.03)	$(0.13)	$(0.05)

Weighted-average common shares outstanding (Note B):
Basic	22,227	21,969	22,087	22,202
Diluted	22,227	21,969	22,087	22,202

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(674)	$(592)	$(2,858)	$(1,144)
Foreign currency translation adjustments	(569)	(118)	(294)	(487)
Comprehensive loss	$(1,243)	$(710)	$(3,152)	$(1,631)

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$12,870	$15,723
Restricted cash	161	47
Receivables:
Contract receivables, less allowances of $1,071 in 2017 and $799 in 2016:
Billed	30,081	29,186
Unbilled	1,689	2,278
	31,770	31,464
Employee advances and miscellaneous receivables, less allowances of $351 in 2017 and $500 in 2016	2,097	2,184
Total receivables	33,867	33,648
Prepaid expenses and other current assets	4,563	3,363
Total current assets	51,461	52,781
Property and equipment	68,256	63,325
Less accumulated depreciation and amortization	(53,880)	(51,089)
Property and equipment, net	14,376	12,236
Goodwill	22,803	13,823
Intangible assets, less accumulated amortization of $37,977 in 2017 and $36,128 in 2016	9,560	10,998
Noncurrent portion of unbilled receivables	815	854
Deferred income taxes	2,228	2,269
Other assets	325	513
Total assets	$101,568	$93,474
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,917	$7,299
Accrued payroll and related expenses	12,688	13,868
Refund liabilities	7,615	7,900
Deferred revenue	1,682	1,330
Current portion of debt (Note E)	—	3,600
Business acquisition obligations	2,079	2,078
Total current liabilities	32,981	36,075
Long-term debt (Note E)	13,600	—
Noncurrent refund liabilities	714	804
Other long-term liabilities	2,393	4,205
Total liabilities	49,688	41,084
Commitments and contingencies (Note G)
Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 22,394,990 shares issued and outstanding at June 30, 2017 and 21,845,920 shares issued and outstanding at December 31, 2016	224	218
Additional paid-in capital	577,754	575,118
Accumulated deficit	(526,091)	(523,233)
Accumulated other comprehensive income (loss)	(7)	287
Total shareholders’ equity	51,880	52,390
Total liabilities and shareholders’ equity	$101,568	$93,474
See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,858)	$(1,144)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,777	3,244
Amortization of deferred loan costs	20	—
Stock-based compensation expense	3,254	1,799
Loss on sale of fixed assets	—	14
Deferred income taxes	—	(267)
Foreign currency transaction (gains) losses on short-term intercompany balances	(1,509)	(811)
Changes in operating assets and liabilities, net of effects of acquisitions:
Restricted cash	(114)	(96)
Billed receivables	1,518	2,077
Unbilled receivables	636	190
Prepaid expenses and other current assets	(850)	(510)
Other assets	328	(44)
Accounts payable and accrued expenses	2,270	1,105
Accrued payroll and related expenses	(1,988)	(442)
Refund liabilities	(377)	109
Deferred revenue	351	17
Other long-term liabilities	(3,182)	221
Net cash provided by operating activities	1,276	5,462
Cash flows from investing activities:
Business acquisition, net of cash acquired	(10,128)	—
Purchases of property and equipment, net of disposal proceeds	(4,049)	(2,138)
Net cash used in investing activities	(14,177)	(2,138)
Cash flows from financing activities:
Proceeds from term loan	10,000	—
Payment of deferred loan cost	(157)	—
Restricted stock repurchased from employees for withholding taxes	(60)	(143)
Proceeds from option exercises	821	132
Repurchase of common stock	—	(3,658)
Net cash provided by (used in) financing activities	10,604	(3,669)
Effect of exchange rates on cash and cash equivalents	(556)	397
Net (decrease) increase in cash and cash equivalents	(2,853)	52
Cash and cash equivalents at beginning of period	15,723	15,122
Cash and cash equivalents at end of period	$12,870	$15,174
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$149	$15
Cash paid during the period for income taxes, net of refunds received	$731	$385

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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

FASB ASC Update No. 2017-04 - In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard removes the second step of the two step test used to determine an impairment of goodwill. Under the new standard, an entity only compares the fair value of the reporting unit to the carrying amount, including goodwill, and records the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard will become effective for the Company beginning January 1, 2020. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

FASB ASC Update No. 2014-9 and additional updates - In May 2014, the FASB issued an accounting standards update with new guidance on recognizing revenue from contracts with customers.  The standards update outlines a single comprehensive model for an entity to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services.  Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses and determining if a company is the principal or agent in a revenue arrangement. The standard will become effective for the Company beginning January 1, 2018.  We have substantially completed our evaluation of significant contracts and are currently assessing the impact of adopting the standards update on our consolidated financial statements. We will continue our evaluation of the standards update through the date of adoption.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note B – Earnings (Loss) Per Common Share
The following tables set forth the computations of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic earnings (loss) per common share:	2017	2016	2017	2016
Numerator:
Net loss from continuing operations	$(325)	$(33)	$(2,173)	$(98)
Net loss from discontinued operations	$(349)	$(559)	$(685)	$(1,046)
Denominator:
Weighted-average common shares outstanding	22,227	21,969	22,087	22,202
Basic loss per common share from continuing operations	$(0.01)	$—	$(0.10)	$—
Basic loss per common share from discontinued operations	$(0.02)	$(0.03)	$(0.03)	$(0.05)
Total basic loss per common share	$(0.03)	$(0.03)	$(0.13)	$(0.05)

For all periods presented, basic and diluted net loss per share is the same, as any additional common stock equivalents would be anti-dilutive. For the three and six months ended June 30, 2017 and 2016, weighted-average common shares outstanding excludes from the computation of diluted earnings (loss) per common share anti-dilutive shares underlying options that totaled 3.3 million and 3.4 million shares, respectively. In addition, we excluded 1.9 million and 2.7 million of restricted stock units from the calculation of weighted-average diluted common shares outstanding for the three and six months ended June 30, 2017 and 2016, respectively, which would have been anti-dilutive due to the net loss in those periods.
We repurchased no shares of our common stock under our stock repurchase program during the three and six months ended June 30, 2017. During the three and six months ended June 30, 2016, we repurchased 0.2 million and 0.9 million shares of our common stock for $1.0 million and $3.6 million, respectively, under our stock repurchase program.
Pursuant to exercises of outstanding stock options, we issued 82,993 shares of our common stock having a value of approximately $0.4 million in the three months ended June 30, 2017 and 167,460 shares of our common stock having a value of approximately $0.8 million in the six months ended June 30, 2017. In connection with stock option exercises, we issued no shares of our common stock in the three months ended June 30, 2016 and 46,896 shares of our common stock having a value of approximately $0.1 million in the six months ended June 30, 2016.
Note C – Stock-Based Compensation
The Company has two stock-based compensation plans, the 2008 Equity Incentive Plan ("2008 EIP") and the 2017 Equity Incentive Compensation Plan ("2017 EICP") of which only the 2008 EIP has awards that were outstanding in the relevant periods. We describe the 2008 EIP in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2016. For all periods presented herein, awards outside any shareholder-approved plan are referred to as inducement awards.
At the 2017 annual meeting of the Company's shareholders, held on June 27, 2017, the shareholders approved the 2017 EICP. Under the 2017 EICP, the Company may grant awards that include stock options (both incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, deferred stock, restricted stock units, performance units, performance shares, dividend equivalents, bonus shares, and other stock based or cash based awards. The maximum number of shares of common stock that may be issued pursuant to awards under the 2017 EICP is 3,400,000 shares plus the number of shares of common stock subject to awards granted under the 2008 EIP that were outstanding when the 2017 EICP became effective and that thereafter again become available for grant. However, the total number of shares of common stock that may be delivered pursuant to the exercise of incentive stock options granted under the 2017 EICP shall not exceed 3,400,000 shares.
No additional awards may be granted under the 2008 EIP after approval by the Company's shareholders of the 2017 EICP on June 27, 2017.

2008 EIP Awards and Inducement Awards

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock options, including those granted under the 2008 EIP and inducement awards, generally have a term of seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes stock option activity for the six months ended June 30, 2017.

Options	Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000’s)
Outstanding at January 1, 2017	3,420,385	$6.26	4.3 years	$1,204
Granted(1)	445,566	6.20
Exercised	(167,460)	4.90		$239
Forfeited	(373,004)	6.36
Expired	(34,273)	4.39
Outstanding at June 30, 2017	3,291,214	$6.33	4.6 years	$1,519
Exercisable at June 30, 2017	2,602,893	$6.49	3.7 years	$981
(1) During the six months ended June 30, 2017, 320,000 options were granted to employees as inducements for employment and 125,566 options were granted to the members of our Board of Directors. The weighted-average grant date fair value of options granted was $3.01 per share for the six months ended June 30, 2017.
Nonvested stock awards, (restricted stock and restricted stock units), including those granted under the 2008 EIP and inducement awards, generally are nontransferable until vesting and the holders are entitled to receive dividends with respect to the nonvested shares. Prior to vesting, the grantees of restricted stock are entitled to vote the shares, but the grantees of restricted stock units are not entitled to vote the shares. Generally, nonvested stock awards with time-based vesting criteria vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. Nonvested stock awards with performance based vesting criteria vest in accordance with specific performance criteria associated with the awards. The following table summarizes nonvested stock award activity during the six months ended June 30, 2017.

Nonvested stock	Shares	Weighted Average Grant Date Fair Value (Per Share)
Nonvested at January 1, 2017	3,893,050	$4.37
Granted(1)	792,930	6.32
Vested	(28,334)	6.36
Forfeited	(2,364,728)	4.03
Nonvested at June 30, 2017	2,292,918	$5.36
(1) Includes grants to members of our board of directors of 29,920 shares of restricted stock and 21,259 restricted stock units, inducement grants of 41,000 shares of restricted stock and 59,000 performance-based restricted stock units, and grants to employees under the 2008 EIP of 310,139 shares of restricted stock, 56,812 restricted stock units, and 274,800 performance-based restricted stock units during the six months ended June 30, 2017.

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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During May 2017, one executive officer and one senior leader of the Company were granted a total of 59,000 PBUs as inducement grants on substantially the same terms as the grant of PBUs made on March 30, 2017.

The PBUs granted during the six months ended June 30, 2017 and during 2016 were expensed at the target performance level based upon management's estimates for the three and six months ended June 30, 2017 and 2016.

Selling, general and administrative expenses for the six months ended June 30, 2017 and 2016 include $3.2 million and $1.8 million, respectively, related to stock-based compensation charges. At June 30, 2017, there was $7.9 million of unrecognized stock-based compensation expense related to stock options, restricted stock awards and restricted stock unit awards which we expect to recognize over a weighted-average period of 1.8 years. The unrecognized stock-based compensation expense related to restricted stock unit awards with performance vesting criteria is based on our estimate of both the number of shares of the Company's common stock that will ultimately be issued and cash payments that will be made when the restricted stock units are settled.

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
During the fourth quarter of 2015, PRGX entered into agreements with third parties to fulfill its Medicare recovery audit contractor ("RAC") program subcontract obligations to audit Medicare payments and provide support for claims appeals and assigned its remaining Medicaid contract to another party. The Company will continue to incur certain expenses while the current Medicare RAC contracts are still in effect. As a result, the Healthcare Claims Recovery Audit services business has been reported as Discontinued Operations in accordance with GAAP.
Discontinued operations information for the three and six months ended June 30, 2017 and 2016 is as follows:

Results of Discontinued Operations	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue, net	$—	$(4)	$—	$(15)
Cost of sales	342	451	676	840
Selling, general and administrative expense	5	100	5	184
Depreciation and amortization	2	4	4	7
Loss from discontinued operations before income taxes	$(349)	$(559)	$(685)	$(1,046)
Income tax expense	—	—	—	—
Net loss from discontinued operations	$(349)	$(559)	$(685)	$(1,046)

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We evaluate the performance of our reportable segments based upon revenue and measures of profit or loss referred to as EBITDA and Adjusted EBITDA. We define Adjusted EBITDA as earnings from continuing operations before interest and taxes (“EBIT”), adjusted for depreciation and amortization (“EBITDA”), and then further adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Such adjustments include restructuring charges, stock-based compensation, bargain purchase gains, acquisition-related charges and benefits (acquisition transaction costs, acquisition obligations classified as compensation, and fair value adjustments to acquisition-related contingent consideration), tangible and intangible asset impairment charges, certain litigation costs and litigation settlements, certain severance charges and foreign currency transaction gains and losses on short-term intercompany balances viewed by management as individually or collectively significant. We do not have any inter-segment revenue.
Segment information for the three and six months ended June 30, 2017 and 2016 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended June 30, 2017
Revenue	$26,553	$10,773	$1,184	$—	$38,510
Net loss from continuing operations					(325)
Income tax expense					879
Interest expense (income), net					48
EBIT	$5,586	$3,057	$(1,913)	$(6,128)	$602
Depreciation of property and equipment	779	152	178	—	1,109
Amortization of intangible assets	328	—	394	—	722
EBITDA	$6,693	$3,209	$(1,341)	$(6,128)	$2,433
Other expense (income)	—	—	5	—	5
Foreign currency transaction (gains) losses on short-term intercompany balances	(78)	(937)	(2)	60	(957)
Transformation severance and related expenses	187	82	45	1	315
Stock-based compensation	—	—	—	1,688	1,688
Adjusted EBITDA	$6,802	$2,354	$(1,293)	$(4,379)	$3,484

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended June 30, 2016
Revenue	$25,122	$8,698	$1,471	$—	$35,291
Net loss from continuing operations					(33)
Income tax expense					460
Interest expense (income), net					(12)
EBIT	$5,998	$505	$(488)	$(5,600)	$415
Depreciation of property and equipment	936	140	140	—	1,216
Amortization of intangible assets	373	—	22	—	395
EBITDA	$7,307	$645	$(326)	$(5,600)	$2,026
Other expense (income)	—	—	18	—	18
Foreign currency transaction (gains) losses on short-term intercompany balances	30	185	7	(26)	196
Transformation severance and related expenses	276	25	—	(76)	225
Stock-based compensation	—	—	—	1,035	1,035
Adjusted EBITDA	$7,613	$855	$(301)	$(4,667)	$3,500

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Six Months Ended June 30, 2017
Revenue	$50,936	$18,604	$2,539	$—	$72,079
Net loss from continuing operations					(2,173)
Income tax expense					1,506
Interest expense (income), net					85
EBIT	$11,571	$3,466	$(3,655)	$(11,964)	$(582)
Depreciation of property and equipment	1,689	292	348	—	2,329
Amortization of intangible assets	657	—	787	—	1,444
EBITDA	$13,917	$3,758	$(2,520)	$(11,964)	$3,191
Other expense (income)			(193)	(1)	(194)
Foreign currency transaction (gains) losses on short-term intercompany balances	(241)	(1,189)	(4)	(75)	(1,509)
Transformation severance and related expenses	264	221	45	369	899
Stock-based compensation	—	—	—	3,254	3,254
Adjusted EBITDA	$13,940	$2,790	$(2,672)	$(8,417)	$5,641

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Six Months Ended June 30, 2016
Revenue	$46,689	$17,947	$1,888	$—	$66,524
Net loss from continuing operations					(98)
Income tax expense					664
Interest expense (income), net					(41)
EBIT	$9,996	$2,759	$(1,574)	$(10,656)	$525
Depreciation of property and equipment	1,928	238	282	—	2,448
Amortization of intangible assets	745	—	44	—	789
EBITDA	$12,669	$2,997	$(1,248)	$(10,656)	$3,762
Other expense (income)	—	—	28	—	28
Foreign currency transaction (gains) losses on short-term intercompany balances	(228)	(561)	6	(28)	(811)
Transformation severance and related expenses	420	96	—	243	759
Stock-based compensation	—	—	—	1,799	1,799
Adjusted EBITDA	$12,861	$2,532	$(1,214)	$(8,642)	$5,537

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
On October 31, 2016, the Company borrowed $3.6 million from its credit facility to finance the acquisition of Lavante, Inc. On February 27, 2017 the Company borrowed $10.0 million from its credit facility to finance the acquisition of substantially all of the assets of Cost & Compliance Associates, LLC and Cost & Compliance Associates Limited. Total borrowings outstanding as of June 30, 2017 were $13.6 million.
On May 4, 2017, we entered into an amendment of the SunTrust credit facility, that, among other things, (i) increased the aggregate principal amount of the committed revolving credit facility from $20.0 million to $35.0 million through December 31, 2018, which will be reduced to $30.0 million thereafter, (ii) extended the maturity date of the credit facility to December 31, 2019, (iii) added customary provisions to reflect European Union “bail-in” directive compliance language, and (iv) modified the financial covenants applicable to the Company during the remaining term of the credit facility by (A) revising the maximum leverage ratio and minimum fixed charge coverage ratio and (B) adding an additional financial covenant requiring the Company to maintain a minimum amount of consolidated adjusted EBITDA.

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
As of June 30, 2017 there was $13.6 million in debt outstanding under the revolving SunTrust facility that will be due December 31, 2019. The amount available for additional borrowing under the SunTrust credit facility was $21.4 million as of June 30, 2017. Based on the terms of the credit facility, as amended, the applicable interest rate at June 30, 2017 was approximately 3.50%. As of June 30, 2017 we were required to pay a commitment fee of 0.25% per annum, payable quarterly, on the unused portion of the revolving SunTrust credit facility.
The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the credit facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain a minimum amount of consolidated EBITDA. In addition, the credit facility includes customary events of default. The Company was in compliance with the covenants in the SunTrust credit facility as of June 30, 2017.

Note F – Fair Value of Financial Instruments
We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled receivables, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items.
We record bank debt, if any, as of the period end date based on the effective borrowing rate and repayment terms when originated. As of June 30, 2017, we had $13.6 million in bank debt outstanding, and we had no bank debt outstanding as of June 30, 2016. We believe the carrying value of the bank debt approximates its fair value. We considered the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).
We had $4.0 million of business acquisition obligations as of June 30, 2017, and no such obligations as of June 30, 2016. Our business acquisition obligations represent the estimated fair value of the deferred consideration and projected earn-out payments due as of the end of the recording period. We determine the estimated fair value of business acquisition obligations based on our projections of future revenue and profits or other factors used in the calculation of the ultimate payment(s) to be made. The discount rate that we use to value the liability is based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).
We state certain assets at fair value on a nonrecurring basis as required by GAAP. Generally, these assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.

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

Note I - Business Acquisitions

Cost & Compliance Associates
In February 2017, we completed the acquisition of substantially all of the assets of Cost & Compliance Associates, LLC and Cost & Compliance Associates Limited (collectively “C&CA”). C&CA is a commercial recovery audit and contract compliance firm with operations in the U.S. and the UK. At the closing of the transaction, we paid approximately $10.0 million in cash. In addition, we may be required to pay earnout consideration in cash over a period of two years, based on the performance of the acquired business and our contract compliance business following closing. The aggregate consideration we may be required to pay in connection with this acquisition cannot exceed $18.0 million.
We have recorded C&CA’s assets and liabilities acquired based on our preliminary estimates of their fair values as of the acquisition date. The estimated fair value of C&CA assets acquired and resulting goodwill are subject to adjustment as we finalize our fair value analysis. We expect to complete our fair value determinations no later than the fourth quarter of 2017. There may be differences compared to those amounts reflected in our consolidated financial statements as of June 30, 2017 as we finalize our fair value analysis and such changes could be material.
Based on our preliminary estimates, the purchase price exceeded the aggregate estimated fair value of the acquired assets at the acquisition date by $8.8 million, which amount has been allocated and recognized as goodwill within our Recovery Audit Services - Americas business segment. None of the goodwill associated with the acquisition is deductible for income tax purposes and, as such, no deferred taxes have been recorded related to goodwill.
The preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed is presented below (in thousands):

Accounts receivable, net	$1,611
Unbilled revenue	8
Commissions receivable	48
Prepaid expenses	78
Goodwill	8,801
Net fixed assets	323
Other current assets	12
Total assets	10,881
Accounts payable	342
Accrued commissions	507
Taxes payable	44
Total liabilities	893
Total purchase price	$9,988

We are still reviewing the valuation of the C&CA acquisition, in particular the value of any potential earnout due to C&CA, the value and useful lives of any long-lived assets acquired from C&CA and any potential deferred tax assets or liabilities associated with the valuation.
The revenue and earnings from continuing operations of C&CA from the acquisition date through June 30, 2017 are presented below and included in our consolidated statements of operations. These amounts are not necessarily indicative of the results of operations that C&CA would have realized if it had continued to operate as a stand-alone company during the period presented, primarily due to costs that are now reflected in our unallocated corporate costs and not allocated to C&CA.

Revenue (in thousands)	$4,650
Earnings from operations (in thousands)	$1,242
As required by ASC 805, the following unaudited pro forma statements of operations for the six months ended June 30, 2017 and 2016 give effect to the C&CA acquisition as if it had been completed on January 1, 2016. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the C&CA acquisition been completed on January 1, 2016. In addition, the unaudited pro forma financial information does not purport to project future operating results. This information is preliminary in nature and subject to change based on final purchase price adjustments. The pro forma statements of operations do not reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the C&CA acquisition.

	Six months ended
	June 30, 2017	June 30, 2016
Revenue from continuing operations (pro forma)	$72,918	$73,919
Income (loss) from continuing operations (pro forma)	$(2,843)	$1,145

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
Based on our preliminary estimates, the purchase price exceeded the aggregate estimated fair value of the acquired assets and assumed liabilities by $2.3 million, which amount has been allocated and recognized as goodwill within our Adjacent Service business segment. None of the goodwill associated with the acquisition is deductible for income tax purposes and, as such, no deferred taxes have been recorded related to goodwill.

The preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed is presented below (in thousands):

Cash and cash equivalents	$28
Account receivables	207
Other current assets	92
Goodwill	2,286
Intangible assets	6,178
Fixed assets	98
Total assets	8,889
Accounts payable	121
Deferred revenue	370
Other current liabilities	757
Total liabilities	1,248
Total purchase price	$3,809
Our estimates of the fair values of identifiable intangible assets are presented below (in thousands):

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

As required by ASC 805, the following unaudited pro forma statements of operations for the six months ended June 30, 2016 give effect to the Lavante acquisition as if it had been completed on January 1, 2016. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the period presented had the Lavante acquisition been completed on January 1, 2016. In addition, the unaudited pro forma financial information does not purport to project future operating results. This information is preliminary in nature and subject to change based on final purchase price adjustments. The pro forma statements of operations do not reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the Lavante acquisition.

Six months ended June 30, 2016
Revenue from continuing operations (pro forma)	$67,891
Loss from continuing operations (pro forma)	$(2,982)
Note J – Subsequent Events
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
On February 27, 2017, we launched our PRGX OPTIX™ suite of analytics tools. The PRGX OPTIXTM suite facilitates S2P business decisions through actionable, data-enabled insights that are delivered through four primary modules - Product, Payment, Spend and Supplier. Each of these modules is powered by the core PRGX OPTIXTM platform that provides the ability to process and visualize S2P data delivered via a SaaS interface.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	66.5	66.4	67.5	67.8
Selling, general and administrative expenses	29.7	27.3	30.5	27.8
Depreciation of property and equipment	2.9	3.4	3.2	3.7
Amortization of intangible assets	1.9	1.1	2.0	1.2
Total operating expenses	101.0	98.2	103.2	100.5
Operating income (loss)	(1.0)	1.8	(3.2)	(0.5)

Foreign currency transaction (gains) losses on short-term intercompany balances	(2.5)	0.6	(2.1)	(1.2)
Interest expense (income), net	0.1	—	0.1	—
Other expense (income)	—	—	(0.3)	—
Income (loss) before income taxes	1.4	1.2	(0.9)	0.7
Income tax expense	2.3	1.3	2.1	1.0

Net loss	(0.8)%	(0.1)%	(3.0)%	(0.3)%
Three and Six Months Ended June 30, 2017 Compared to the Corresponding Period of the Prior Year from Continuing Operations
Revenue. Revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Recovery Audit Services – Americas	$26,553	$25,122	$50,936	$46,689
Recovery Audit Services – Europe/Asia-Pacific	10,773	8,698	18,604	17,947
Adjacent Services	1,184	1,471	2,539	1,888
Total	$38,510	$35,291	$72,079	$66,524

Total revenue for the three months ended June 30, 2017 increased by $3.2 million, or 9.1%, compared to the same period in 2016. Total revenue for the six months ended June 30, 2017 increased by $5.6 million, or 8.4%, compared to the same period in 2016. On a constant dollar basis adjusted for changes in foreign currency exchange rates, consolidated revenue from continuing operations for the three and six months ended June 30, 2017 increased 10.4% and 9.8%, respectively, when compared to the same periods in 2016. The 2017 amounts include revenue from the C&CA and Lavante acquired businesses which were not in the prior year amounts. Excluding revenue from these acquired businesses, revenue from continuing operations for the three months ended June 30, 2017 was essentially unchanged and for the six months ended June 30, 2017 increased 1.4% on a year-over-year constant dollar basis.
Below is a discussion of our revenue for our three reportable segments.
Recovery Audit Services – Americas revenue, including revenue from the C&CA and Lavante acquired businesses, increased by $1.4 million, or 5.7%, for the three months ended June 30, 2017 compared to the same period in 2016. For the six months ended June 30, 2017, revenue increased by $4.2 million, or 9.1% compared to the same period in 2016. Excluding revenue from the acquired businesses, revenue for this segment declined 3.4% for the three months ended June 30, 2017 and increased 1.3% for the six months ended June 30, 2017 on a year-over-year constant dollar basis. Revenue from existing clients in the three months ended June 30, 2017 decreased 5.1% compared to the same period in 2016. Revenue from new clients, including clients acquired as part of the C&CA and Lavante acquisitions, in the three months ended June 30, 2017 increased 10.8% compared to the same period in 2016. Revenue from existing clients in the six months ended June 30, 2017 was essentially unchanged compared to the same period in 2016. Revenue from new clients, including clients acquired as part of the C&CA and Lavante acquisitions, in the six months ended June 30, 2017 increased 9.6% compared to the same period in 2016.
Recovery Audit Services – Europe/Asia-Pacific revenue, including revenue from the C&CA acquired business, increased by $2.1 million, or 23.9%, for the three months ended June 30, 2017 compared to the same period in 2016. For the six months ended June 30, 2017, revenue increased by $0.7 million or 3.7% compared to the same period in 2016. Excluding revenue from the C&CA acquired business, revenue for this segment increased 14.8% for the three months ended June 30, 2017 and decreased 0.7% for the six months ended June 30, 2017 on a year-over-year constant dollar basis. Revenue from our existing clients in the three months ended June 30, 2017 increased 5.6% compared to the same period in 2016. Revenue from new clients in the three months ended June 30, 2017 increased 18.4% compared to the same period in 2016, which was primarily due to the clients acquired as part of the C&CA acquisition. Revenue from existing clients in the six months ended June 30, 2017 decreased 9.9% compared to the same period in 2016. Revenue from new clients in the six months ended June 30, 2017 increased 13.6% compared to the same period in 2016, which was primarily due to the clients acquired as part of the C&CA acquisition.
Adjacent Services revenue, including revenue from the Lavante SIM acquired business, decreased by $0.3 million, or 19.5%, for the three months ended June 30, 2017 compared to the same period in 2016. For the six months ended June 30, 2017, revenue increased by $0.7 million, or 34.5%. Excluding the 2017 Lavante SIM revenue, on a year-over-year constant dollar basis Adjacent Services revenue decreased by 28.8% for the three months ended June 30, 2017 and increased 20.7% for the six months ended June 30, 2017.
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

COR was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Recovery Audit Services – Americas	$17,324	$15,614	$32,602	$29,938
Recovery Audit Services – Europe/Asia-Pacific	6,717	6,261	12,903	12,373
Adjacent Services	1,564	1,556	3,126	2,766
Total	$25,605	$23,431	$48,631	$45,077

On a consolidated basis, COR as a percentage of revenue was 66.5% and 66.4% for the three months ended June 30, 2017 and 2016, respectively, and 67.5% and 67.8% for the six months ended June 30, 2017 and 2016, respectively. Excluding COR associated with the Lavante and C&CA acquired businesses, COR decreased $0.4 million, or 1.8%, for the three months ended June 30, 2017 and increased $0.3 million, or 0.7%, for the six months ended June 30, 2017 on a constant dollar basis, compared to the prior year.
COR as a percentage of revenue for Recovery Audit Services – Americas was 65.2% and 62.2% for the three months ended June 30, 2017 and 2016, respectively, and 64.0% and 64.1% for the six months ended June 30, 2017 and 2016, respectively. The increase in the 2017 second quarter compared to the prior year is primarily related to the COR associated with the acquired businesses.
COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific was 62.4% and 72.0% for the three months ended June 30, 2017 and 2016, respectively, and 69.4%, and 68.9% for the six months ended June 30, 2017 and 2016, respectively. The improvement in the 2017 second quarter compared to the same period in the prior year is primarily due to the increased revenue in the 2017 period.
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
Adjacent Services COR relates primarily to our continued investments in service delivery, which consist mainly of fixed personnel costs. Due primarily to COR associated with the acquired Lavante SIM business, Adjacent Services COR as a percentage of revenue increased to 132.1% for the three months ended June 30, 2017 from 105.8% for the same period in 2016. COR as a percentage of revenue improved to 123.1% for the six months ended June 30, 2017 from 146.5% for the same period in 2016 due to the increases in revenue in the 2017 period compared to 2016.
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

SG&A expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Recovery Audit Services – Americas	$2,615	$2,171	$4,658	$4,310
Recovery Audit Services – Europe/Asia-Pacific	1,786	1,608	3,133	3,138
Adjacent Services	959	216	2,130	336
Subtotal for reportable segments	5,360	3,995	9,921	7,784
Corporate Support	6,064	5,625	12,039	10,684
Total	$11,424	$9,620	$21,960	$18,468
Recovery Audit Services – Americas SG&A expenses increased by $0.4 million and $0.3 million for the three and six months ended June 30, 2017, respectively compared to the same periods in 2016. The increases are primarily the results of increased payroll and related costs not associated with the Lavante or C&CA acquired business.
Recovery Audit Services – Europe/Asia-Pacific SG&A increased by $0.2 million for the three months ended June 30, 2017 compared to the same period in 2016 and was essentially unchanged for the six months ended June 30, 2017 compared to the same period in 2016. The increase in the three-month period is primarily driven by additional expenses associated with the Lavante and C&CA acquired businesses. Excluding these expenses, Recovery Audit Services - Europe Asia-Pacific SG&A was essentially unchanged for the three months ended June 30, 2017 and decreased $0.2 million for the six months ended June 30, 2017.
Adjacent Services SG&A increased approximately $0.7 million and $1.8 million in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. These increases are primarily due to the costs associated with the Lavante SIM business, which were not included in the prior year amounts.
Corporate Support SG&A increased $0.4 million and $1.4 million for the three and six months ended June 30, 2017, respectively, compared to the same period in 2016. These increases are primarily due to increased stock-based compensation expense in the 2017 periods.

Depreciation of property and equipment. Depreciation of property and equipment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Recovery Audit Services – Americas	$779	$936	$1,689	$1,928
Recovery Audit Services – Europe/Asia-Pacific	152	140	292	238
Adjacent Services	178	140	348	282
Total	$1,109	$1,216	$2,329	$2,448
The overall decrease in depreciation relates primarily to the mix and timing of our capital expenditures and the associated useful lives for such purchases.
Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Recovery Audit Services – Americas	$328	$373	$657	$745
Recovery Audit Services – Europe/Asia-Pacific	—	—	—	—
Adjacent Services	394	22	787	44
Total	$722	$395	$1,444	$789
The increase in amortization expense for the three and six months ended June 30, 2017 compared to the same periods in 2016 is primarily due to the increase in intangible assets from the acquisition of Lavante partially offset by the end of the finite lives of certain intangible assets.
Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany balances receivable from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three and six months ended June 30, 2017, we recorded foreign currency transaction gains of $1.0 million and $1.5 million, respectively, on short-term intercompany balances. In the three and six months ended June 30, 2016, we recorded losses of $0.2 million and gains of $0.8 million, respectively, on short-term intercompany balances.
Net Interest Expense (Income) & Other Income. The change in net interest expense (income) for the three and six months ended June 30, 2017 compared to the same periods in 2016 was due to increased borrowings under the Company's credit facility for the acquisitions of Lavante and C&CA.
Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors result in our recording no net income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three and six months ended June 30, 2017 and 2016 primarily results from taxes on the income of certain of our foreign subsidiaries.
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
Reconciliations of net loss to each of EBIT, EBITDA and Adjusted EBITDA for the periods included in this Report are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(674)	$(592)	$(2,858)	$(1,144)
Income tax expense	879	460	1,506	664
Interest expense (income), net	48	(12)	85	(41)
EBIT	253	(144)	(1,267)	(521)
Depreciation of property and equipment	1,113	1,219	2,333	2,455
Amortization of intangible assets	722	395	1,444	789
EBITDA	2,088	1,470	2,510	2,723
Foreign currency transaction (gains) losses on short-term intercompany balances	(957)	196	(1,509)	(811)
Transformation severance and related expenses	314	557	899	1,095
Other income (loss)	5	18	(194)	28
Stock-based compensation	1,688	1,035	3,254	1,799
Adjusted EBITDA	$3,138	$3,276	$4,960	$4,834

Adjusted EBITDA for the three months ended June 30, 2017 was $3.1 million, or 8.1% of revenue, compared to Adjusted EBITDA of $3.3 million, or 9.3% of revenue, for the same period in the prior year. The 2017 amount includes a loss associated with the Lavante SIM business of approximately $0.9 million for the three months ended June 30, 2017, which is consistent with our previous guidance. Excluding the 2017 impact of the Lavante and C&CA acquired businesses which are not part of our prior year financial statements, Adjusted EBITDA for the three months ended June 30, 2017 increased approximately 1.3% on a constant dollar basis compared to the same period in the prior year.

Adjusted EBITDA for the six months ended June 30, 2017 was $5.0 million, or 6.9% of revenue, compared to Adjusted EBITDA of $4.8 million, or 7.3% of revenue, for the same period in the prior year. The 2017 amount includes a loss associated with the Lavante SIM business of approximately $1.9 million for the six months ended June 30, 2017, which is consistent with our previous guidance. Excluding the 2017 impact of the Lavante and C&CA acquired businesses which are not part of our prior year financial statements, Adjusted EBITDA in the six months ended June 30, 2017 increased approximately 5.9% on a constant dollar basis compared to the same period in the prior year.
Transformation severance and related expenses for the three and six months ended June 30, 2017 decreased $0.2 million compared to the same periods in 2016. Transformation severance and related expenses fluctuate with staff reductions and lease expenses associated with vacating office space across all segments in order to reduce our cost structure.
Stock-based compensation for the three months and six months ended June 30, 2017 increased $0.7 million and $1.4 million, respectively, compared to the same period in 2016 due primarily to the effect of year-over-year increases in our stock price on the cost associated with unvested performance-based restricted stock units.
We include a detailed calculation of Adjusted EBITDA by segment in Note D of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q. A summary of Adjusted EBITDA by segment, excluding discontinued operations, for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Recovery Audit Services – Americas	$6,802	$7,613	$13,940	$12,861
Recovery Audit Services – Europe/Asia-Pacific	2,354	855	2,790	2,532
Adjacent Services	(1,293)	(301)	(2,672)	(1,214)
Subtotal for reportable segments	7,863	8,167	14,058	14,179
Corporate Support	(4,379)	(4,667)	(8,417)	(8,642)
Total	$3,484	$3,500	$5,641	$5,537
Recovery Audit Services – Americas Adjusted EBITDA decreased by $0.8 million, or 10.7%, for the three months ended June 30, 2017 compared to the same period in 2016 and increased $1.1 million, or 8.4%, for the six months ended June 30, 2017 compared to the same period in 2016. The decrease in the three month period is primarily due to higher payroll and related costs in the segment during the three months ended June 30, 2017 compared to the same period in 2016. The increase in the six-month period is primarily due to the higher revenue in the segment during the six months ended June 30, 2017 compared to the same period in 2016.
Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA increased by $1.5 million, or 175.3%, for the three months ended June 30, 2017, compared to the same period in 2016 and increased $0.3 million, or 10.2%, for the six months ended June 30, 2017, compared to the same period in 2016. These increases are primarily due to the higher revenue in the segment for the 2017 periods compared to the same periods in 2016.
Adjacent Services Adjusted EBITDA decreased $1.0 million for the three months ended June 30, 2017 and $1.4 million for the six months ended June 30, 2017, compared to the same periods in 2016. These decreases are primarily due to the additional SG&A expenses associated with theLavante business.
Corporate Support Adjusted EBITDA improved by $0.3 million for the three months ended June 30, 2017 and by $0.2 million for the six months ended June 30, 2017, compared to the same periods in 2016 primarily due to reduced payroll and related expenses.
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
As of June 30, 2017, we had $12.9 million in cash and cash equivalents and $13.6 million of borrowings under our revolving credit facility with SunTrust. As of June 30, 2017, the limit on our revolving credit facility was $35 million and we had $21.4 million of availability for additional borrowings. As of June 30, 2017, the Company was in compliance with the covenants in its SunTrust credit facility. We amended the SunTrust credit facility in January 2014, December 2014, December 2016 and May 2017 as further described in Secured Credit Facility below.
The $12.9 million in cash and cash equivalents includes $2.7 million held at banks in the U.S. and the remainder held at banks in other jurisdictions, primarily, in Mexico, Canada, the United Kingdom, India, Australia, France and Brazil. Certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign jurisdictions that could be used in, or is needed by, our operations in the U.S., we may incur significant penalties and/or taxes to repatriate these funds. Generally, we have not provided for deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. However, we do not consider the earnings of our Canadian subsidiary to be permanently reinvested, and have provided deferred taxes relating to the potential repatriation of the funds held in Canada.
Our cash and cash equivalents as of June 30, 2017 included short-term investments of approximately $1.8 million, the majority of which was held at banks outside of the United States, primarily in Brazil and Canada.

Operating Activities. Net cash provided by operating activities was $1.3 million for the six months ended June 30, 2017. The net cash provided by operating activities was $5.5 million for the six months ended June 30, 2016. These amounts consist of two components, specifically, net loss adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Net loss	$(2,858)	$(1,144)
Adjustments for certain non-cash items	5,522	4,232
	2,664	3,088
Changes in operating assets and liabilities	(1,388)	2,374
Net cash provided by operating activities	$1,276	$5,462
The decrease in net cash from operating activities in the six months ended June 30, 2017 compared to the same period in 2016 is primarily the result of the payment of incentive compensation during the first quarter of 2017 based on the previous year's financial performance. No comparable annual incentive compensation was paid during 2016 for 2015 performance.
We include an itemization of these changes in our Condensed Consolidated Statements of Cash Flows (Unaudited) in Item 1 of this Form 10-Q.
Investing Activities. Net cash used for property and equipment capital expenditures was $4.0 million and $2.1 million for the six months ended June 30, 2017 and 2016, respectively. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure and develop new analytics tools.
Capital expenditures are discretionary and we currently expect to continue to make capital expenditures to enhance our information technology infrastructure and analytics tools in 2017. Should we experience changes in our operating results, we may alter our capital expenditure plans.
In addition to capital expenditures, we completed the acquisition of C&CA during the first quarter of 2017, and borrowed approximately $10.0 million under the SunTrust revolving credit facility to complete the acquisition.
Financing Activities. Net cash provided by financing activities was $10.6 million for the six months ended June 30, 2017. Net cash used by financing activities was $3.7 million for the six months ended June 30, 2016. The net cash provided by financing activities in 2017 was due primarily to $10.0 million in borrowings from our SunTrust credit facility to fund the acquisition of C&CA during the first quarter of 2017. The net cash used by financing activities in 2016 was due primarily to $3.6 million of stock repurchases.
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
The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the SunTrust credit facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the SunTrust credit facility includes customary events of default. As of June 30, 2017, we had $13.6 million in outstanding borrowings under the SunTrust revolver. The Company was in compliance with the covenants in the SunTrust credit facility as of June 30, 2017.
We believe that we will have sufficient borrowing capacity and cash generated from operations to fund our capital and operational needs for at least the next twelve months.
Stock Repurchase Program
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, bringing the total amount of common stock that we could repurchase under the program to $20.0 million. On October 24, 2014, our Board of Directors authorized a $20.0 million increase to the stock repurchase program, increasing the total stock repurchase program to $40.0 million, and extended the duration of the program to December 31, 2015. During October 2015, our Board of Directors authorized an additional $10.0 million increase to the stock repurchase program, increasing the total stock repurchase program to $50.0 million, and extended the duration of the program to December 31, 2016. In December 2016, our Board of Directors authorized an additional $10.0 million increase to the stock repurchase program, increasing the total stock repurchase program to $60.0 million, and extended the duration of the program to December 31, 2017. From the February 2014 announcement of the Company’s current stock repurchase program through June 30, 2017, the Company has repurchased 8.6 million shares, or 28.7%, of its common stock outstanding on the date of the original announcement of the program, for an aggregate cost of $44.5 million. These shares were retired and accounted for as a reduction to Shareholders' equity in the Condensed Consolidated Balance Sheet (Unaudited). Direct costs incurred to acquire the shares are included in the total cost of the shares.
The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
Off-Balance Sheet Arrangements
As of June 30, 2017, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenue decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenue increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three months ended June 30, 2017, we recognized $3.7 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.4 million for the three months ended June 30, 2017. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under our revolving credit facility, if any. As of June 30, 2017, we had $13.6 million outstanding against our revolving credit facility. Interest on our revolving credit facility is payable monthly and accrues at an index rate using the one-month LIBOR rate plus an applicable margin. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.35 million change in annual pre-tax income.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended June 30, 2017.

2017	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
April 1 - April 30		$—	—	$—
May1 - May 31		$—	—	$—
June 1 - June 30	6,113	$6.35	—	$—
	6,113	$6.35	—	$15.5
(a) Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock awards that vested during the three months ended June 30, 2017.
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

10.1
Tenth Loan Documents Modification Agreement, entered into as of May 4, 2017 by and among PRGX Global, Inc. and PRGX USA, Inc., as borrowers, the subsidiaries of PRGX Global, Inc. signatory thereto, as guarantors, and SunTrust Bank, as administrative agent, the sole lender and issuing bank(incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed on May 9, 2017).

10.2	Employment Agreement between the Registrant and Daryl T. Rolley dated May 8, 2017.
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2017.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2017.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2017.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

August 8, 2017	By:	/s/ Ronald E. Stewart
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

August 8, 2017	By:	/s/ Peter Limeri
Peter Limeri
Chief Financial Officer and Treasurer (Principal Financial Officer)