Form 10-Q
period 2017-09-30
PRGX GLOBAL, INC.
filed 2017-11-08
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Common shares of the registrant outstanding at November 3, 2017 were 22,394,734.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$42,467	$35,137	$114,546	$101,661
Operating expenses:
Cost of revenue	26,675	22,367	75,306	67,444
Selling, general and administrative expenses	12,189	9,883	34,149	28,351
Depreciation of property and equipment	1,133	1,376	3,462	3,824
Amortization of intangible assets	722	393	2,166	1,182
Total operating expenses	40,719	34,019	115,083	100,801
Operating income (loss) from continuing operations	1,748	1,118	(537)	860
Foreign currency transaction gains on short-term intercompany balances	(418)	(165)	(1,927)	(976)
Interest expense (income), net	142	(14)	227	(55)
Other loss (income)	17	(168)	(177)	(140)
Income from continuing operations before income taxes	2,007	1,465	1,340	2,031
Income tax expense (benefit)	930	(685)	2,436	(21)
Net income (loss) from continuing operations	$1,077	$2,150	$(1,096)	$2,052

Discontinued operations (Note D):
(Loss) income from discontinued operations	$(344)	$133	$(1,029)	$(914)
Other loss (income)	—	—	—	—
Income tax expense (benefit)	—	—	—	—
Net (loss) income from discontinued operations	$(344)	$133	$(1,029)	$(914)

Net income (loss)	$733	$2,283	$(2,125)	$1,138

Basic earnings (loss) per common share (Note B):
Basic earnings (loss) from continuing operations	$0.05	$0.10	$(0.05)	$0.09
Basic earnings (loss) from discontinued operations	(0.02)	0.01	(0.05)	(0.04)
Total basic earnings (loss) per common share	$0.03	$0.11	$(0.10)	$0.05

Diluted earnings (loss) per common share (Note B)
Diluted earnings (loss) from continuing operations	$0.05	$0.10	$(0.05)	$0.09
Diluted earnings (loss) from discontinued operations	(0.02)	0.01	(0.05)	(0.04)
Total diluted earnings (loss) per common share	$0.03	$0.11	$(0.10)	$0.05

Weighted-average common shares outstanding (Note B):
Basic	22,498	21,847	22,225	22,084
Diluted	22,761	21,874	22,225	22,114

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$733	$2,283	$(2,125)	$1,138
Foreign currency translation adjustments	64	(242)	(230)	(729)
Comprehensive income (loss)	$797	$2,041	$(2,355)	$409

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$11,932	$15,723
Restricted cash	109	47
Receivables:
Contract receivables, less allowances of $1,773 in 2017 and $799 in 2016:
Billed	33,467	29,186
Unbilled	1,548	2,278
	35,015	31,464
Employee advances and miscellaneous receivables, less allowances of $314 in 2017 and $500 in 2016	2,263	2,184
Total receivables	37,278	33,648
Prepaid expenses and other current assets	4,837	3,363
Total current assets	54,156	52,781
Property and equipment	70,299	63,325
Less accumulated depreciation and amortization	(54,930)	(51,089)
Property and equipment, net	15,369	12,236
Goodwill	22,824	13,823
Intangible assets, less accumulated amortization of $38,921 in 2017 and $36,128 in 2016	8,840	10,998
Noncurrent portion of unbilled receivables	868	854
Deferred income taxes	2,212	2,269
Other assets	281	513
Total assets	$104,550	$93,474
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,669	$7,299
Accrued payroll and related expenses	14,801	13,868
Refund liabilities	7,768	7,900
Deferred revenue	1,727	1,330
Current portion of debt (Note E)	48	3,600
Business acquisition obligations	2,078	2,078
Total current liabilities	34,091	36,075
Long-term debt (Note E)	13,677	—
Noncurrent refund liabilities	775	804
Other long-term liabilities	2,389	4,205
Total liabilities	50,932	41,084
Commitments and contingencies (Note G)
Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 22,390,734 shares issued and outstanding at September 30, 2017 and 21,845,920 shares issued and outstanding at December 31, 2016	224	218
Additional paid-in capital	578,695	575,118
Accumulated deficit	(525,358)	(523,233)
Accumulated other comprehensive income	57	287
Total shareholders’ equity	53,618	52,390
Total liabilities and shareholders’ equity	$104,550	$93,474

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(2,125)	$1,138
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,628	5,017
Amortization of deferred loan costs	76	—
Stock-based compensation expense	5,362	3,224
Deferred income taxes	—	(1,475)
Foreign currency transaction gains on short-term intercompany balances	(1,927)	(976)
Changes in operating assets and liabilities, net of effects of acquisitions:
Restricted cash	(62)	(51)
Billed receivables	(1,437)	(451)
Unbilled receivables	724	(18)
Prepaid expenses and other current assets	(1,258)	(1,274)
Other assets	342	(44)
Accounts payable and accrued expenses	2,180	1,287
Accrued payroll and related expenses	(2,499)	(35)
Refund liabilities	(163)	44
Deferred revenue	397	(161)
Other long-term liabilities	(1,681)	(51)
Net cash provided by operating activities	3,557	6,174
Cash flows from investing activities:
Business acquisition, net of cash acquired	(10,128)	—
Purchases of property and equipment, net of disposal proceeds	(6,433)	(4,648)
Net cash used in investing activities	(16,561)	(4,648)
Cash flows from financing activities:
Proceeds from revolving facility	12,500	—
Repayments of revolving facility	(2,500)	—
Payment of deferred loan cost	(157)	—
Restricted stock repurchased from employees for withholding taxes	(100)	(218)
Proceeds from option exercises	862	132
Repurchase of common stock	—	(3,762)
Net cash provided by (used in) financing activities	10,605	(3,848)
Effect of exchange rates on cash and cash equivalents	(1,392)	370
Net (decrease) increase in cash and cash equivalents	(3,791)	(1,952)
Cash and cash equivalents at beginning of period	15,723	15,122
Cash and cash equivalents at end of period	$11,932	$13,170
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$146	$40
Cash paid during the period for income taxes, net of refunds received	$668	$1,068

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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

We are continuing to work towards establishing policies, updating our processes and implementing necessary changes to data and processes to be able to comply with the new requirements. Based on the results of our assessment to date, we do not expect that the new standard will result in significant changes to our revenue recognition.  Our initial evaluation is that revenue from our Recovery Audit segments, which is a majority of our revenues, would not be materially impacted by the adoption of this standard.

While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to additional disclosures related to qualitative and quantitative information concerning the nature, amount, timing, and any uncertainty of revenue and cash flows from contracts with customers, the capitalization of costs of commissions, upfront contract costs, and other contract acquisition-based and contract fulfillment costs on the consolidated balance sheets.
We will continue our evaluation of the standards update through the date of adoption.

Note B – Earnings (Loss) Per Common Share
The following table sets forth the computations of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic earnings (loss) per common share:	2017	2016	2017	2016
Numerator:
Net earnings (loss) from continuing operations	$1,077	$2,150	$(1,096)	$2,052
Net (loss) earnings from discontinued operations	$(344)	$133	$(1,029)	$(914)

Denominator:
Weighted-average common shares outstanding	22,498	21,847	22,225	22,084
Effect of dilutive securities from stock-based compensation plans	263	27	—	30
Weighted-average diluted common shares outstanding	22,761	21,874	22,225	22,114

Basic earnings (loss) per common share from continuing operations	$0.05	$0.10	$(0.05)	$0.09
Basic earnings (loss) per common share from discontinued operations	(0.02)	0.01	(0.05)	(0.04)
Total basic earnings (loss) per common share	$0.03	$0.11	$(0.10)	$0.05

Diluted earnings (loss) per common share from continuing operations	$0.05	$0.10	$(0.05)	$0.09
Diluted earnings (loss) per common share from discontinued operations	(0.02)	0.01	(0.05)	(0.04)
Total diluted earnings (loss) per common share	$0.03	$0.11	$(0.10)	$0.05

For the periods presented that generated a net loss, basic and diluted net loss per share are the same, as any additional common stock equivalents would be anti-dilutive. For the three months ended September 30, 2017, there were 1.9 million of anti-dilutive stock options and 1.9 million of anti-dilutive shares underlying restricted stock units that were excluded from the calculation of weighted average diluted common shares outstanding. For the three months ended September 30, 2016, there were 2.8 million of anti-dilutive stock options and 2.7 million of anti-dilutive shares underlying restricted stock units that were excluded from the calculation of weighted average diluted shares outstanding. For the nine-month period ended September 30, 2016, there were 2.8 million of anti-dilutive shares underlying stock options and 2.0 million of anti-dilutive shares underlying restricted stock units that were excluded from the calculation of weighted average diluted common shares outstanding.

We repurchased no shares of our common stock under our stock repurchase program during the three and nine months ended September 30, 2017. During the three and nine months ended September 30, 2016, we repurchased less than 0.1 million shares and 0.9 million shares of our common stock for $0.1 million and $3.8 million, respectively, under our stock repurchase program.

Pursuant to exercises of outstanding stock options, we issued 16,000 shares of our common stock having a value of approximately $0.1 million in the three months ended September 30, 2017 and 183,460 shares of our common stock having a value of approximately $0.9 million in the nine months ended September 30, 2017. In connection with stock option exercises, we issued no shares of our common stock in the three months ended September 30, 2016, and 46,896 shares of our common stock having a value of less than $0.1 million in the nine months ended September 30, 2016.
Note C – Stock-Based Compensation
The Company has two stock-based compensation plans, the 2008 Equity Incentive Plan ("2008 EIP") and the 2017 Equity Incentive Compensation Plan ("2017 EICP") of which only the 2008 EIP has awards that were outstanding in the relevant periods. We describe the 2008 EIP in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2016. For all periods presented herein, awards granted outside any shareholder-approved plan are referred to as inducement awards.

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

2008 EIP Awards and Inducement Awards
Stock options, including those granted under the 2008 EIP and inducement awards, generally have a term of seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes stock option activity for the nine months ended September 30, 2017.

Options	Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000’s)
Outstanding at January 1, 2017	3,420,385	$6.26	4.3 years	$1,204
Granted(1)	460,566	6.22
Exercised	(183,460)	5.03		$253
Forfeited	(438,004)	6.09
Expired	(54,865)	4.90
Outstanding at September 30, 2017	3,204,622	$6.37	4.1 years	$2,459
Exercisable at September 30, 2017	2,596,301	$6.51	3.5 years	$1,730
(1) During the nine months ended September 30, 2017, 335,000 options were granted to employees as inducements for employment and 125,566 options were granted to the members of our Board of Directors. The weighted-average grant date fair value of options granted was $3.04 per share for the nine months ended September 30, 2017.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes nonvested stock award activity during the nine months ended September 30, 2017.

Nonvested stock	Shares	Weighted Average Grant Date Fair Value (Per Share)
Nonvested at January 1, 2017	3,893,050	$4.37
Granted(1)	792,930	6.32
Vested	(45,004)	6.24
Forfeited	(2,391,422)	4.05
Nonvested at September 30, 2017	2,249,554	$5.35
(1) Includes grants to members of our board of directors of 29,920 shares of restricted stock and 21,259 restricted stock units, inducement grants of 41,000 shares of restricted stock and 59,000 performance-based restricted stock units, and grants to employees under the 2008 EIP of 310,139 shares of restricted stock, 56,812 restricted stock units, and 274,800 performance-based restricted stock units during the nine months ended September 30, 2017.
On March 30, 2017, six executive officers and six other senior leaders of the Company were granted 274,800 performance-based restricted stock units ("PBUs") under the 2008 EIP. Upon vesting, the PBUs will be settled by the issuance of Company common stock equal to 100% of the number of PBUs being settled. The PBUs vest and become payable based on revenue and the cumulative adjusted EBITDA that the Company (excluding the Healthcare Claims Recovery Audit business) achieves for the two-year performance period ending December 31, 2018. At the threshold performance level, 35% of the PBUs will become vested and payable and at the target performance level, 100% of the PBUs will become vested and payable. If performance falls between the stated performance levels, the percentage of PBUs that will become vested and payable will be based on straight-line interpolation between such stated performance levels (although the PBUs may not become vested and payable for more than 100% of the PBUs and no PBUs shall become vested and payable if performance does not equal or exceed the threshold performance level).

During May 2017, one executive officer and one senior leader of the Company were granted a total of 59,000 PBUs as inducement grants on substantially the same terms as the grant of PBUs made on March 30, 2017.

The PBUs granted during the nine months ended September 30, 2017 and during 2016 were expensed at the target performance level based upon management's estimates for the three and nine months ended September 30, 2017 and 2016.

Selling, general and administrative expenses for the nine months ended September 30, 2017 and 2016 include $5.4 million and $3.2 million, respectively, related to stock-based compensation charges. At September 30, 2017, there was $6.9 million of unrecognized stock-based compensation expense related to stock options, restricted stock awards and restricted stock unit awards which we expect to recognize over a weighted-average period of 1.7 years. The unrecognized stock-based compensation expense related to restricted stock unit awards with performance vesting criteria is based on our estimate of both the number of shares of the Company's common stock that will ultimately be issued and cash payments that will be made when the restricted stock units are settled.

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
Discontinued operations information for the three and nine months ended September 30, 2017 and 2016 is as follows:

Results of Discontinued Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue	$—	$5	$—	$(11)
Cost of sales	337	(128)	1,013	712
Selling, general and administrative expense	5	(4)	10	180
Depreciation and amortization	2	4	6	11
(Loss) income from discontinued operations before income taxes	$(344)	$133	$(1,029)	$(914)
Income tax expense	—	—	—	—
Net (loss) income from discontinued operations	$(344)	$133	$(1,029)	$(914)
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three and nine months ended September 30, 2017 and 2016 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended September 30, 2017
Revenue	$30,705	$10,837	$925	$—	$42,467
Net income from continuing operations					1,077
Income tax expense					930
Interest expense (income), net					142
EBIT	$8,539	$2,289	$(2,026)	$(6,653)	$2,149
Depreciation of property and equipment	789	161	183	—	1,133
Amortization of intangible assets	329	—	393	—	722
EBITDA	$9,657	$2,450	$(1,450)	$(6,653)	$4,004
Other (income) loss	(11)	—	(2)	30	17
Foreign currency transaction (gains) losses on short-term intercompany balances	(155)	(377)	(6)	120	(418)
Transformation severance and related expenses	49	360	260	23	692
Stock-based compensation	—	—	—	2,107	2,107
Adjusted EBITDA	$9,540	$2,433	$(1,198)	$(4,373)	$6,402

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended September 30, 2016
Revenue	$25,719	$8,736	$682	$—	$35,137
Net income from continuing operations					2,150
Income tax benefit					(685)
Interest expense (income), net					(14)
EBIT	$7,371	$1,274	$(1,089)	$(6,105)	$1,451
Depreciation of property and equipment	935	141	300	—	1,376
Amortization of intangible assets	373	—	20	—	393
EBITDA	$8,679	$1,415	$(769)	$(6,105)	$3,220
Other loss (income)	—	—	(168)	—	(168)
Foreign currency transaction losses (gains) on short-term intercompany balances	120	(227)	1	(59)	(165)
Transformation severance and related expenses	95	188	139	(2)	420
Stock-based compensation	—	—	—	1,424	1,424
Adjusted EBITDA	$8,894	$1,376	$(797)	$(4,742)	$4,731

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Nine Months Ended September 30, 2017
Revenue	$81,641	$29,441	$3,464	$—	$114,546
Net loss from continuing operations					(1,096)
Income tax expense					2,436
Interest expense (income), net					227
EBIT	$20,110	$5,754	$(5,681)	$(18,616)	$1,567
Depreciation of property and equipment	2,478	453	531	—	3,462
Amortization of intangible assets	986	—	1,180	—	2,166
EBITDA	$23,574	$6,207	$(3,970)	$(18,616)	$7,195
Other loss (income)	(11)		(195)	29	(177)
Foreign currency transaction (gains) losses on short-term intercompany balances	(396)	(1,566)	(10)	45	(1,927)
Transformation severance and related expenses	313	582	305	392	1,592
Stock-based compensation	—	—	—	5,362	5,362
Adjusted EBITDA	$23,480	$5,223	$(3,870)	$(12,788)	$12,045

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Nine Months Ended September 30, 2016
Revenue	$72,408	$26,683	$2,570	$—	$101,661
Net income from continuing operations					2,052
Income tax benefit					(21)
Interest expense (income), net					(55)
EBIT	$17,364	$4,032	$(2,645)	$(16,775)	$1,976
Depreciation of property and equipment	2,863	379	582	—	3,824
Amortization of intangible assets	1,118	—	64	—	1,182
EBITDA	$21,345	$4,411	$(1,999)	$(16,775)	$6,982
Other loss (income)	—	—	(140)	—	(140)
Foreign currency transaction gains on short-term intercompany balances	(108)	(787)	(7)	(74)	(976)
Transformation severance and related expenses	516	284	138	241	1,179
Stock-based compensation	—	—	—	3,224	3,224
Adjusted EBITDA	$21,753	$3,908	$(2,008)	$(13,384)	$10,269

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
On October 31, 2016, the Company borrowed $3.6 million under its credit facility to finance the acquisition of Lavante, Inc. On February 27, 2017 the Company borrowed $10.0 million under its credit facility to finance the acquisition of substantially all of the assets of Cost & Compliance Associates, LLC and Cost & Compliance Associates Limited. Total borrowings outstanding as of September 30, 2017 were $13.6 million.
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
As of September 30, 2017 there was $13.6 million in debt outstanding under the revolving SunTrust facility that will be due December 31, 2019. The amount available for additional borrowing under the revolving SunTrust credit facility was $21.4 million as of September 30, 2017. Based on the terms of the credit facility, as amended, the applicable interest rate at September 30, 2017 was approximately 3.50%. As of September 30, 2017 we were required to pay a commitment fee of 0.25% per annum, payable quarterly, on the unused portion of the revolving SunTrust credit facility.
The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the credit facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain a minimum amount of consolidated EBITDA. In addition, the credit facility includes customary events of default. The Company was in compliance with the covenants in the SunTrust credit facility as of September 30, 2017.
Note F – Fair Value of Financial Instruments
We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled receivables, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items.
We record bank debt, if any, as of the period end date based on the effective borrowing rate and repayment terms when originated. As of September 30, 2017, we had $13.6 million in bank debt outstanding, and we had no bank debt outstanding as of September 30, 2016. We believe the carrying value of the bank debt approximates its fair value. We considered the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).
We had $4.0 million of business acquisition obligations as of September 30, 2017, and no such obligations as of September 30, 2016. Our business acquisition obligations represent the estimated fair value of the deferred consideration and projected earn-out payments due as of the end of the recording period. We determine the estimated fair value of business acquisition obligations based on our projections of future revenue and profits or other factors used in the calculation of the ultimate payment(s) to be made. The discount rate that we use to value the liability is based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).
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
We have recorded C&CA’s assets and liabilities acquired based on our preliminary estimates of their fair values as of the acquisition date. The estimated fair value of C&CA assets acquired and resulting goodwill are subject to adjustment as we finalize our fair value analysis. We expect to complete our fair value determinations no later than the fourth quarter of 2017. There may be differences compared to those amounts reflected in our consolidated financial statements as of September 30, 2017 as we finalize our fair value analysis and such changes could be material.
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
The revenue and net income of C&CA from the acquisition date through September 30, 2017 are presented below (in thousands) and included in our consolidated statements of operations. These amounts are not necessarily indicative of the results of operations that C&CA would have realized if it had continued to operate as a stand-alone company during the period presented, primarily due to costs that are now reflected in our unallocated corporate costs and not allocated to C&CA.

Revenue	$7,833
Net income from continuing operations	$1,397
As required by ASC 805, the following unaudited pro forma statements of operations for the nine months ended September 30, 2017 and 2016 give effect to the C&CA acquisition as if it had been completed on January 1, 2016. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the C&CA acquisition been completed on January 1, 2016. In addition, the unaudited pro forma financial information does not purport to project future operating results. This information is preliminary in nature and subject to change based on final purchase price adjustments. The pro forma revenue and net (loss) income do not reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the C&CA acquisition. The information presented below is in thousands:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Revenue	$115,385	$113,403
Net (loss) income from continuing operations	$(1,766)	$5,044

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

As required by ASC 805, the following unaudited pro forma statements of operations for the nine months ended September 30, 2016 give effect to the Lavante acquisition as if it had been completed on January 1, 2016. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the period presented had the Lavante acquisition been completed on January 1, 2016. In addition, the unaudited pro forma financial information does not purport to project future operating results. This information is preliminary in nature and subject to change based on final purchase price adjustments. The pro forma revenue and net loss do not reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the Lavante acquisition. The information presented below is in thousands:

Nine Months Ended September 30, 2016
Revenue	$103,780
Net loss from continuing operations	$(2,178)
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
Our services include recovery audit, spend advisory, spend analytics and supplier information management ("SIM") services. We serve clients in more than 30 countries and conduct our operations through three reportable segments: Recovery Audit Services - Americas, Recovery Audit Services - Europe/Asia-Pacific and Adjacent Services. The Recovery Audit Services - Americas segment represents recovery audit services we provide in the United States, Canada and Latin America. The Recovery Audit Services - Europe/Asia-Pacific segment represents recovery audit services we provide in Europe, Asia and the Pacific region. The Adjacent Services segment includes spend analytics and advisory services, SIM services, and our PRGX OPTIXTM suite of analytics tools. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments in Corporate Support.
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

In an effort to accelerate our growth and expand our technology offerings within Adjacent Services, during the fourth quarter of 2016, we acquired Lavante, Inc. ("Lavante"), a SaaS-based SIM and recovery audit services firm based in San Jose, California. We recently announced a multi-year SaaS technology and managed services contract based on our Lavante SIM platform. We believe this solution highlights our competitive advantage resulting from integrating recovery audit data and knowledge with market leading technology applications to deliver expanded client value.
In the first quarter of 2017 we completed the acquisition of substantially all of the assets of Cost & Compliance Associates, LLC and Cost & Compliance Associates Limited (collectively, "C&CA"), a commercial recovery audit and contract compliance firm with operations in the U.S. and the UK. The C&CA acquisition was immediately accretive to PRGX’s profitability, significantly increased our market share within the commercial industry and brings a rich set of global clients and a skilled and experienced workforce.
Earlier in the year we launched our PRGX OPTIX™ suite of analytics tools. The PRGX OPTIXTM suite facilitates S2P business decisions through actionable, data-enabled insights that are delivered through four primary modules - Product, Payment, Spend and Supplier. Each of these modules is powered by the core PRGX OPTIXTM platform that provides the ability to process and visualize S2P data delivered via a SaaS interface.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	62.8	63.7	65.7	66.3
Selling, general and administrative expenses	28.7	28.1	29.8	27.9
Depreciation of property and equipment	2.7	3.9	3.0	3.8
Amortization of intangible assets	1.7	1.1	1.9	1.2
Total operating expenses	95.9	96.8	100.4	99.2
Operating income (loss)	4.1	3.2	(0.4)	0.8
Foreign currency transaction gains on short-term intercompany balances	(1.0)	(0.5)	(1.7)	(1.0)
Interest expense (income), net	0.3	—	0.2	—
Other loss (income)	—	—	(0.2)	(0.1)
Income (loss) before income taxes	4.8	3.7	1.3	1.9
Income tax expense (benefit)	2.2	(1.9)	2.1	—
Net income (loss)	2.6%	5.6%	(0.8)%	1.9%
Three and Nine Months Ended September 30, 2017 Compared to the Corresponding Period of the Prior Year from Continuing Operations
Revenue. Revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Recovery Audit Services – Americas	$30,705	$25,719	$81,641	$72,408
Recovery Audit Services – Europe/Asia-Pacific	10,837	8,736	29,441	26,683
Adjacent Services	925	682	3,464	2,570
Total	$42,467	$35,137	$114,546	$101,661

Total revenue for the three months ended September 30, 2017 increased by $7.3 million, or 20.8%, compared to the same period in 2016. Total revenue for the nine months ended September 30, 2017 increased by $12.9 million, or 12.7%, compared to the same period in 2016. On a constant dollar basis adjusted for changes in foreign currency exchange rates, consolidated revenue from continuing operations for the three and nine months ended September 30, 2017 increased 19.2% and 13.0%, respectively, when compared to the same periods in 2016. The 2017 amounts include revenue from the C&CA and Lavante acquired businesses which were not in the prior year amounts. Excluding revenue from these acquired businesses, revenue from continuing operations for the three months ended September 30, 2017 increased 9.0% and for the nine months ended September 30, 2017 increased 4.0% on a year-over-year constant dollar basis.
Below is a discussion of our revenue for our three reportable segments.
Recovery Audit Services – Americas revenue, including revenue from the C&CA and Lavante acquired businesses, increased by $5.0 million, or 19.4%, for the three months ended September 30, 2017 compared to the same period in 2016. For the nine months ended September 30, 2017, revenue increased by $9.2 million, or 12.8% compared to the same period in 2016. Excluding revenue from the acquired businesses, revenue for this segment increased 6.7% for the three months ended September 30, 2017 and increased 4.9% for the nine months ended September 30, 2017 on a year-over-year constant dollar basis. Revenue from existing clients in the three months ended September 30, 2017 increased 7.6% compared to the same period in 2016. Revenue from new clients, including clients acquired as part of the C&CA and Lavante acquisitions, in the three months ended September 30, 2017 increased 10.5% compared to the same period in 2016. Revenue from existing clients in the nine months ended September 30, 2017 increased by 2.6% compared to the same period in 2016. Revenue from new clients, including clients acquired as part of the C&CA and Lavante acquisitions, in the nine months ended September 30, 2017 increased 10.1% compared to the same period in 2016.

Recovery Audit Services – Europe/Asia-Pacific revenue, including revenue from the C&CA and Lavante acquired businesses increased by $2.1 million, or 24.0%, for the three months ended September 30, 2017 compared to the same period in 2016. For the nine months ended September 30, 2017, revenue increased by $2.8 million or 10.3% compared to the same period in 2016. Excluding revenue from the C&CA acquired business, revenue for this segment was largely unchanged for the three months ended September 30, 2017 and increased 2.0% for the nine months ended September 30, 2017 on a year-over-year constant dollar basis. Revenue from our existing clients in the three months ended September 30, 2017 increased 9.2% compared to the same period in 2016. Revenue from new clients in the three months ended September 30, 2017 increased 9.6% compared to the same period in 2016, which was primarily due to the clients acquired as part of the C&CA acquisition. Revenue from existing clients in the nine months ended September 30, 2017 increased 7.6% compared to the same period in 2016. Revenue from new clients in the nine months ended September 30, 2017 increased 10.5% compared to the same period in 2016, which was primarily due to the clients acquired as part of the C&CA acquisition.
Adjacent Services revenue, including revenue from the Lavante SIM acquired business, increased by $0.2 million, or 35.7%, for the three months ended September 30, 2017 compared to the same period in 2016. For the nine months ended September 30, 2017, revenue increased by $0.9 million, or 34.8%. Excluding the 2017 Lavante SIM revenue, on a year-over-year constant dollar basis Adjacent Services revenue increased by 13.5% for the three months ended September 30, 2017 and increased 15.3% for the nine months ended September 30, 2017.
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

COR was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Recovery Audit Services – Americas	$18,552	$14,787	$51,154	$44,737
Recovery Audit Services – Europe/Asia-Pacific	6,650	6,284	19,553	18,657
Adjacent Services	1,473	1,296	4,599	4,050
Total	$26,675	$22,367	$75,306	$67,444

On a consolidated basis, COR as a percentage of revenue was 62.8% and 63.7% for the three months ended September 30, 2017 and 2016, respectively, and 62.6% and 61.8% for the nine months ended September 30, 2017 and 2016, respectively. Excluding COR associated with the Lavante and C&CA acquired businesses, COR increased 5.3% for the three months ended September 30, 2017 and increased 1.4%, for the nine months ended September 30, 2017 on a constant dollar basis, compared to the prior year.
COR as a percentage of revenue for Recovery Audit Services – Americas was 60.3% and 57.5% for the three months ended September 30, 2017 and 2016, respectively, and 62.7% and 61.8% for the nine months ended September 30, 2017 and 2016, respectively. The increase in the 2017 third quarter compared to the prior year is due to the COR associated with the increased revenue in the quarter and the COR costs associated with the acquisition of C&CA not in the prior year.

COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific was 61.4% and 71.9% for the three months ended September 30, 2017 and 2016, respectively, and 66.4%, and 69.9% for the nine months ended September 30, 2017 and 2016, respectively. The improvement in the 2017 third quarter compared to the same period in the prior year is primarily due to the revenue mix between Retail and Commercial, where our Commercial revenue increased in 2017 incurring a lower COR due to the structure of that service line.
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
Adjacent Services COR relates primarily to our continued investments in service delivery, which consist mainly of fixed personnel costs. With increases in revenue, COR as a percentage of revenue improved to 159.2% for the three months ended September 30, 2017 from 190.0% for the same period in 2016, and improved to 132.8% for the nine months ended September 30, 2017 from 157.6% for the same period in 2016.
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

SG&A expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Recovery Audit Services – Americas	$2,662	$2,132	$7,320	$6,434
Recovery Audit Services – Europe/Asia-Pacific	2,114	1,265	5,247	4,402
Adjacent Services	910	321	3,040	666
Subtotal for reportable segments	5,686	3,718	15,607	11,502
Corporate Support	6,503	6,165	18,542	16,849
Total	$12,189	$9,883	$34,149	$28,351
Recovery Audit Services – Americas SG&A expenses increased by $0.5 million and $0.9 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increases are primarily the result of increased payroll and related costs not associated with the Lavante or C&CA acquired business.
Recovery Audit Services – Europe/Asia-Pacific SG&A increased by $0.8 million for the three months ended September 30, 2017 compared to the same period in 2016 and increased by $0.8 million for the nine months ended September 30, 2017 compared to the same period in 2016. The increase in the three-month period and nine-month periods were primarily driven by additional expenses associated with the Lavante and C&CA acquired businesses.
Adjacent Services SG&A increased approximately $0.6 million and $2.4 million in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. These increases are primarily due to the costs associated with the Lavante SIM business, which were not included in the prior year amounts.
Corporate Support SG&A increased $0.3 million and $1.7 million for the three and nine months ended September 30, 2017, respectively, compared to the same period in 2016. These increases are primarily due to increased stock-based compensation expense in the 2017 periods.
Depreciation of property and equipment. Depreciation of property and equipment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Recovery Audit Services – Americas	$789	$935	$2,478	$2,863
Recovery Audit Services – Europe/Asia-Pacific	161	141	453	379
Adjacent Services	183	300	531	582
Total	$1,133	$1,376	$3,462	$3,824
The overall decrease in depreciation relates primarily to the mix and timing of our capital expenditures and the associated useful lives for such purchases.
Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Recovery Audit Services – Americas	$329	$373	$986	$1,118
Recovery Audit Services – Europe/Asia-Pacific	—	—	—	—
Adjacent Services	393	20	1,180	64
Total	$722	$393	$2,166	$1,182
The increase in amortization expense for the three and nine months ended September 30, 2017 compared to the same periods in 2016 is primarily due to the increase in intangible assets from the acquisition of Lavante partially offset by the end of the finite lives of certain intangible assets.

Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany balances receivable from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three and nine months ended September 30, 2017, we recorded foreign currency transaction gains of $0.4 million and $1.9 million, respectively, on short-term intercompany balances. In the three and nine months ended September 30, 2016, we recorded gains of $0.2 million and of $1.0 million, respectively, on short-term intercompany balances.
Net Interest Expense (Income) & Other Income. The change in net interest expense (income) for the three and nine months ended September 30, 2017 compared to the same periods in 2016 was due to increased borrowings under the Company's credit facility for the acquisitions of Lavante and C&CA.
Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors result in our recording no net income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three and nine months ended September 30, 2017 and 2016 primarily results from taxes on the income of certain of our foreign subsidiaries.
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
Reconciliations of net income (loss) to each of EBIT, EBITDA and Adjusted EBITDA for the periods included in this Report are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$1,077	$2,150	$(1,096)	$2,052
Income tax expense (benefit)	930	(685)	2,436	(21)
Interest expense (income), net	142	(14)	227	(55)
EBIT	2,149	1,451	1,567	1,976
Depreciation of property and equipment	1,133	1,376	3,462	3,824
Amortization of intangible assets	722	393	2,166	1,182
EBITDA	4,004	3,220	7,195	6,982
Foreign currency transaction gains on short-term intercompany balances	(418)	(165)	(1,927)	(976)
Transformation severance and related expenses	692	420	1,592	1,179
Other loss (income)	17	(168)	(177)	(139)
Stock-based compensation	2,107	1,424	5,362	3,223
Adjusted EBITDA	$6,402	$4,731	$12,045	$10,269

Adjusted EBITDA for the three months ended September 30, 2017 was $6.4 million, or 15.1% of revenue, compared to Adjusted EBITDA of $4.7 million, or 13.5% of revenue, for the same period in the prior year. The 2017 amount includes a loss associated with the Lavante SIM business of approximately $0.6 million for the three months ended September 30, 2017, which is consistent with our previous guidance. Excluding the 2017 impact of the Lavante and C&CA acquired businesses which are not part of our prior year financial statements, Adjusted EBITDA for the three months ended September 30, 2017 increased approximately 39.9% on a constant dollar basis compared to the same period in the prior year.

Adjusted EBITDA for the nine months ended September 30, 2017 was $12.0 million, or 10.5% of revenue, compared to Adjusted EBITDA of $10.3 million, or 10.0% of revenue, for the same period in the prior year. The 2017 amount includes a loss associated with the Lavante SIM business of approximately $2.2 million for the nine months ended September 30, 2017, which is consistent with our previous guidance. Excluding the 2017 impact of the Lavante and C&CA acquired businesses which are not part of our prior year financial statements, Adjusted EBITDA in the nine months ended September 30, 2017 increased approximately 24.1% on a constant dollar basis compared to the same period in the prior year.
Transformation severance and related expenses for the three months ended September 30 2017 increased by $0.3 million and for the nine months ended September 30, 2017 increased $0.4 million compared to the same period in 2016. Transformation severance and related expenses fluctuate with staff reductions and lease expenses associated with vacating office space across all segments in order to reduce our cost structure.
Stock-based compensation for the three months and nine months ended September 30, 2017 increased $0.7 million and $2.1 million, respectively, compared to the same period in 2016 due primarily to the effect of year-over-year increases in our stock price on the cost associated with unvested performance-based restricted stock units.
We include a detailed calculation of Adjusted EBITDA by segment in Note D of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q. A summary of Adjusted EBITDA by segment, excluding discontinued operations, for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Recovery Audit Services – Americas	$9,540	$8,894	$23,480	$21,754
Recovery Audit Services – Europe/Asia-Pacific	2,433	1,376	5,223	3,908
Adjacent Services	(1,198)	(797)	(3,870)	(2,008)
Subtotal for reportable segments	10,775	9,473	24,833	23,654
Corporate Support	(4,373)	(4,742)	(12,788)	(13,385)
Total	$6,402	$4,731	$12,045	$10,269
Recovery Audit Services – Americas Adjusted EBITDA increased by $0.7 million, or 7.3%, for the three months ended September 30, 2017 compared to the same period in 2016 and increased $1.7 million, or 7.9%, for the nine months ended September 30, 2017 compared to the same period in 2016. The increase in both the three and nine month periods is primarily due to higher revenue in the segment during the three and nine months ended September 30, 2017 compared to the same periods in 2016. These increases are primarily due to the higher revenue in the segment for the 2017 periods compared to the same periods in 2016.
Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA increased by $1.1 million, or 76.8%, for the three months ended September 30, 2017, compared to the same period in 2016, and increased $1.3 million, or 33.6%, for the nine months ended September 30, 2017, compared to the same period in 2016. These increases are primarily due to the higher revenue in the segment for the 2017 periods compared to the same periods in 2016.
Adjacent Services Adjusted EBITDA decreased $0.4 million for the three months ended September 30, 2017 and $1.9 million for the nine months ended September 30, 2017, compared to the same periods in 2016. These decreases are primarily due to the additional SG&A expenses associated with the Lavante business.
Corporate Support Adjusted EBITDA improved by $0.3 million for the three months ended September 30, 2017 and by $0.6 million for the nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to reduced payroll and related expenses.
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
As of September 30, 2017, we had $11.9 million in cash and cash equivalents and $13.6 million of borrowings under our revolving credit facility with SunTrust. As of September 30, 2017, the limit on our revolving credit facility was $35 million and we had $21.4 million of availability for additional borrowings. As of September 30, 2017, the Company was in compliance with the covenants in its SunTrust credit facility. We amended the SunTrust credit facility in January 2014, December 2014, December 2016 and May 2017 as further described in Secured Credit Facility below.
The $11.9 million in cash and cash equivalents includes $2.1 million held at banks in the U.S. and the remainder held at banks in other jurisdictions, primarily, in Mexico, Canada, the United Kingdom, India, Australia, France and Brazil. Certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign jurisdictions that could be used in, or is needed by, our operations in the U.S., we may incur significant penalties and/or taxes to repatriate these funds. Generally, we have not provided for deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. However, we do not consider the earnings of our Canadian subsidiary to be permanently reinvested, and have provided deferred taxes relating to the potential repatriation of the funds held in Canada.
Our cash and cash equivalents as of September 30, 2017 included short-term investments of approximately $2.5 million, the majority of which was held at banks outside of the United States, primarily in Brazil and Canada.
Operating Activities. Net cash provided by operating activities was $3.6 million for the nine months ended September 30, 2017. The net cash provided by operating activities was $6.2 million for the nine months ended September 30, 2016. These amounts consist of two components, specifically, net loss adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net (loss) income	$(2,125)	$1,138
Adjustments for certain non-cash items	9,139	5,790
	7,014	6,928
Changes in operating assets and liabilities	(3,457)	(754)
Net cash provided by operating activities	$3,557	$6,174
The decrease in net cash from operating activities in the nine months ended September 30, 2017 compared to the same period in 2016 is primarily the result of the payment of incentive compensation during the first quarter of 2017 based on the previous year's financial performance. No comparable annual incentive compensation was paid during 2016 for 2015 performance.
We include an itemization of these changes in our Condensed Consolidated Statements of Cash Flows (Unaudited) in Item 1 of this Form 10-Q.
Investing Activities. Net cash used for property and equipment capital expenditures was $6.4 million and $4.6 million for the nine months ended September 30, 2017 and 2016, respectively. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure and develop new analytics tools.
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
Financing Activities. Net cash provided by financing activities was $10.6 million for the nine months ended September 30, 2017. Net cash used by financing activities was $3.8 million for the nine months ended September 30, 2016. The net cash provided by financing activities in 2017 was due primarily to $10.0 million in net borrowings under our SunTrust credit facility to fund the acquisition of C&CA during the first quarter of 2017. The net cash used by financing activities in 2016 was due primarily to stock repurchases.

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
The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the SunTrust credit facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the SunTrust credit facility includes customary events of default. As of September 30, 2017, we had $13.6 million in outstanding borrowings under the SunTrust revolver. The Company was in compliance with the covenants in the SunTrust credit facility as of September 30, 2017.
We believe that we will have sufficient borrowing capacity and cash generated from operations to fund our capital and operational needs for at least the next twelve months.
Stock Repurchase Program
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, bringing the total amount of common stock that we could repurchase under the program to $20.0 million. On October 24, 2014, our Board of Directors authorized a $20.0 million increase to the stock repurchase program, increasing the total stock repurchase program to $40.0 million, and extended the duration of the program to December 31, 2015. During October 2015, our Board of Directors authorized an additional $10.0 million increase to the stock repurchase program, increasing the total stock repurchase program to $50.0 million, and extended the duration of the program to December 31, 2016. In December 2016, our Board of Directors authorized an additional $10.0 million increase to the stock repurchase program, increasing the total stock repurchase program to $60.0 million, and extended the duration of the program to December 31, 2017. From the February 2014 announcement of the Company’s current stock repurchase program through September 30, 2017, the Company has repurchased 8.6 million shares, or 28.7%, of its common stock outstanding on the date of the original announcement of the program, for an aggregate cost of $44.5 million. These shares were retired and accounted for as a reduction to Shareholders' equity in the Condensed Consolidated Balance Sheet (Unaudited). Direct costs incurred to acquire the shares are included in the total cost of the shares.
The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
Off-Balance Sheet Arrangements
As of September 30, 2017, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenue decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenue increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three months ended September 30, 2017, we recognized $4.0 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.4 million for the three months ended September 30, 2017. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under our revolving credit facility, if any. As of September 30, 2017, we had $13.6 million outstanding against our revolving credit facility. Interest on our revolving credit facility is payable monthly and accrues at an index rate using the one-month LIBOR rate plus an applicable margin. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.35 million change in annual pre-tax income.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended September 30, 2017.

2017	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
July 1 - July 31		$—	—	$—
August 1 - August 31		$—	—	$—
September 1 - September 30	5,558	$7.20	—	$—
	5,558	$7.20	—	$15.5
(a) Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock awards that vested during the three months ended September 30, 2017.
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

3.1.1	Articles of Amendment of the Registrant effective January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 25, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2017.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2017.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2017.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

November 8, 2017	By:	/s/ Ronald E. Stewart
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

November 8, 2017	By:	/s/ Peter Limeri
Peter Limeri
Chief Financial Officer and Treasurer (Principal Financial Officer)