Form 10-K
period 2017-12-31
PRGX GLOBAL, INC.
filed 2018-03-13
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

☐ Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company
					☐	Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value, as of June 30, 2017, of common shares of the registrant held by non-affiliates of the registrant was approximately $130.1 million, based upon the last sales price reported that date on The Nasdaq Global Select Market of $6.50 per share. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

Common shares of the registrant outstanding at February 28, 2018 were 22,401,917.
Documents Incorporated by Reference
Part III: Portions of Registrant’s Proxy Statement relating to the Company’s 2018 Annual Meeting of Shareholders.

PRGX GLOBAL, INC.
FORM 10-K
December 31, 2017

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

•
our tax positions and other factors, including the enactment of the Tax Cuts and Jobs Act in December 2017, that could affect our effective income tax rate or our ability to use our existing deferred tax assets;

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
The vast majority of our revenue comes from recovery audit, a service based on the mining of a tremendous amount of our clients’ purchasing-related data, looking for overpayments made to their third-party suppliers. PRGX is the world's leading provider of accounts payable recovery audit services principally to large businesses and government agencies with high volumes of transactions and complex pricing arrangements with vendors. We provide services to 75% of the top 20 global retailers and over 30% of the top 50 companies in the Fortune 500. We earn the largest portion of our revenue from our retail clients. Recovery audit in the retail industry is a mature service offering and we have been serving a number of our clients for decades. Pricing of merchandise for resale in the retail industry is extremely complex due to the high volume of promotions, allowances and rebates provided by suppliers. The second largest portion of our business is referred to within the recovery audit business as “commercial.” Commercial recovery auditing is the delivery of recovery audit services to industries other than retail, such as telecommunications, automotive and industrial manufacturing, resources, financial services, and transportation. Recovery audit in the industries represented within commercial is typically less complex in terms of vendor pricing structure, scope of purchase transactions made available for audit and depth of audit programs within individual companies. “Contract compliance” auditing is a specific type of recovery auditing which is more heavily utilized by commercial clients and is expected to be a growing part of our business. This service offering focuses on auditing complex supplier billings against large services, construction and licensing contracts, and is relevant to a large portion of our client base. We continue to innovate through technological advances, new enhancements to our proprietary technology audit tools and expanded service offerings, including spend analytics and SIM services. These services target client functional and process areas where we have established expertise, enabling us to provide services to finance, merchandising and procurement executives to improve working capital, optimize purchasing leverage in vendor pricing negotiations, improve insight into product margin and true cost of goods for resale, identify and manage risks associated with vendor compliance, improve quality of vendor master data and improve visibility and diagnostics of direct and indirect spend. These service offerings are increasingly important to our business and are applicable to clients in both retail and commercial industries.
PRGX is unique in that we are a global recovery audit services provider, serving clients in over 30 countries across a multitude of industries. We conduct our operations through three reportable segments: Recovery Audit Services - Americas, Recovery Audit Services - Europe/Asia-Pacific and Adjacent Services. The Recovery Audit Services - Americas segment represents recovery audit services we provide in the U.S., Canada and Latin America and is our largest segment in terms of clients served and revenue generated. The Recovery Audit Services - Europe/Asia-Pacific segment represents recovery audit services we provide in Europe, Asia and the Pacific region and is responsible for a significant portion of our revenue. Our Adjacent Services segment includes services provided to our clients in any country. We report the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments in Corporate Support. For additional financial information relating to our reporting segments, see Note 2 - Operating Segments and Related Information of our Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
Adjacent Services
Our Adjacent Services business, targets client functional and process areas where we have established expertise, enabling us to provide services to our clients' finance, merchandising and procurement functions to improve working capital, optimize purchasing leverage in vendor pricing negotiations, improve insight into product margin and true cost of goods for resale, identify and manage risks associated with vendor compliance, improve quality of vendor master data and improve visibility and diagnostics of direct and indirect spend. Our Adjacent Services include our global PRGX OPTIXTM analytics solution and our Lavante SIMTM services offering, which also includes the CIPS Sustainability Index ("CSI") offered in the United Kingdom through our strategic alliance with the Chartered Institute of Purchasing & Supply ("CIPS"). As our clients’ supplier base, data volumes and complexity levels continue to grow, we are using our deep data management experience to develop new actionable insight solutions, compliance-related tools, analytics solutions and data transformation services. Taken together, our deep understanding of our clients’ S2P data and our Adjacent Services solutions provide multiple routes to help our clients achieve greater profitability.
Clients
PRGX provides its services principally to large businesses and government agencies having a tremendous volume of payment transactions and complex procurement environments. Retailers continue to constitute the largest part of our client and revenue base. Our five largest clients contributed to our revenue from continuing operations by approximately 36.6% in 2017, 37.3% in 2016 and 34.5% in 2015. We have one client, The Kroger Co., that accounted for approximately 12% of our revenue from continuing operations in 2017 and approximately 11% of our revenue from continuing operations in 2016, while no client accounted for 10% or more of our revenue from continuing operations in 2015.
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
Grow and improve our core recovery audit business
We continue to be the industry leader by introducing innovative concepts and audit processes. In addition, we are deploying global best practices and rolling out world class enhancements to our proprietary technology audit tools to drive deeper recoveries and enable next generation audit concepts. We expect to achieve our objectives through process redesign coupled with investing in our technology infrastructure and aggressively rolling out new technologies across our global audits.
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
Our Adjacent Services offerings, including PRGX OPTIX and Lavante SIM services, target client functional and process areas where we have established expertise, enabling us to provide services to support our clients' finance, merchandising and procurement functions. These services can be project-based (advisory services), which are typically billed on a rates and hours basis, or subscription-based (typically SaaS offerings), which are billed on a monthly basis. The Adjacent Services offerings assist our clients in improving many aspects of their businesses, including working capital, optimization of purchasing leverage in vendor pricing negotiations, improved insight into product margin and true cost of goods for resale, identification and management of risks associated with vendor compliance, improved quality of vendor master data and improved visibility and diagnostics of direct and indirect spend.
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
We design our data acquisition, data processing and data management processes with the objectives of maximizing efficiencies and productivity and maintaining the highest standards of transaction auditing and spend analytics accuracy. We also maintain sophisticated and highly reliable security standards and tools to protect all data under our control. At the beginning of a typical recovery audit or spend analytics engagement, we use a dedicated staff of data acquisition specialists and proprietary tools to acquire a wide array of transaction data from the client for the time period under review. We typically receive this data by secured electronic transmissions, digital media or paper. For paper-based data, we use a custom, proprietary imaging technology to scan the paper into electronic format. Upon receipt of the data, we secure, catalog, back up and convert it into standard, readable formats using third party and proprietary audit technology.
Our technology professionals clean and map massive volumes of structured and unstructured client data, primarily using high performance database and storage technologies, into standardized layouts at one of our secure data processing facilities. We also generate statistical reports to verify the completeness and accuracy of the data.
We then process the data using proprietary algorithms (business rules) leveraging our decades of experience to help uncover patterns or potential problems in clients’ various transactions or transactional streams. We deliver this processed data to our auditors who, using our proprietary audit software, sort, filter and search the data to validate and identify actual transaction errors. We also maintain a secure database of audit information with the ability to query on multiple variables, including claim categories, industry codes, vendors and audit years, to facilitate the identification of additional recovery opportunities and provide recommendations for process improvements to clients.
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
As part of our Adjacent Services we offer the PRGX OPTIX suite of analytics tools. The PRGX OPTIX suite facilitates S2P business decisions through actionable, data-enabled insights that are delivered through four primary modules - Product, Payment, Spend and Supplier.  Each of these modules is powered by the core PRGX OPTIX platform that provides the ability to process and visualize S2P data delivered via a SaaS interface. In addition to the PRGX OPTIX suite, we offer SIM services through our proprietary Lavante SIM platform. The Lavante SIM platform is designed to enable supplier master data harmonization, on-boarding, compliance with regulatory and client specified standards and requirements, as well as an enterprise level view of supplier performance. Lavante SIM is offered as a SaaS-based technology solution.

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

Proprietary Rights
From time to time, we develop new software and methodologies that replace or enhance existing proprietary software and methodologies. We rely primarily on trade secret and copyright protection for our proprietary software and other proprietary information. We capitalize the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed or that will be used in our operations beginning when technological feasibility has been established. We consider the costs associated with developing or replacing methodologies to be research and development costs and we expense them as incurred. Research and development costs, including the amortization of amounts previously capitalized, were approximately $2.2 million in 2017, $3.5 million in 2016 and $3.0 million in 2015.
We own or have rights to various trademarks, trade names and copyrights, including U.S. and foreign registered trademarks and trade names and U.S. registered copyrights, that are valuable assets and important to our business. We monitor the status of our copyright and trademark registrations to maintain them in force and renew them as appropriate. The duration of our active trademark registrations varies based upon the relevant statutes in the applicable jurisdiction, but generally endure for as long as they are used. The duration of our active copyright registrations similarly varies based on the relevant statutes in the applicable jurisdiction, but generally endure for the full statutory period. Our trademarks and trade names are of significant importance and include, but are not limited to, the following: PRGX®, Thrive in the Data™, Discover Your Hidden Profits®, Profit Discovery™,  Lavante®, Lavante SIM™,  PRGX OPTIX™, PRGX MailTrax™, PRGX MerchTrax™, PRGX APTrax™, PRGX AuditTrax™, PRGX ClaimTrax™,  PRGX SpendTrax™, GET™, and imDex™.
Regulation
Various aspects of our business, including, without limitation, our data flows and our data acquisition, processing and reporting protocols, are subject to extensive and frequently changing governmental regulation in the U.S. and the numerous other countries around the world where we operate. These regulations include extensive data protection and privacy requirements. In the U.S., we are subject to the provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) with respect to information regarding our employees, as well as our discontinued HCRA business. Internationally, we must comply with the European data protection requirements including the newly adopted General Data Protection Regulation ("GDPR"), which goes into effect in May 2018, as well as with data protection laws that exist in many of the other countries where we serve clients. Failure to comply with such regulations may, depending on the nature of the noncompliance, result in the termination or loss of contracts, the imposition of contractual damages, civil sanctions, and damage to our reputation or in certain circumstances, criminal penalties.
Employees
As of December 31, 2017, PRGX had approximately 1,500 employees, of whom approximately 600 were in the U.S. The majority of our employees are involved in our recovery audit business.
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

ITEM 1A. Risk Factors
We must successfully execute our growth strategy in order to increase our revenue, and must control our costs in order to maintain profitability.
Over time, our clients tend to resolve recurring transaction processing deficiencies. In addition, many of our clients have an internal staff that audits the transactions before we do. As the skills, experience and resources of our clients' internal recovery audit staffs improve, they will identify many overpayments themselves and reduce some of our audit recovery opportunities. In addition, our revenues are potentially impacted by competitive rate pressures, our dependency on clients to approve our claims on a timely basis, changes in audit scope by our clients and occasional loss of clients or movement from primary to secondary position. We must continually innovate new audit concepts, improve audit execution, develop new clients and successfully execute our own growth strategy in order to increase our revenue and avoid losses in our business.
We depend on our largest clients for significant revenue, so losing a major client could adversely affect our revenue and liquidity.
We generate a significant portion of our revenue from our largest clients. Our five largest clients collectively accounted for 36.6% of our revenue from continuing operations in 2017, 37.3% of our revenue from continuing operations in 2016 and 34.5% of our revenue from continuing operations in 2015. We have one client, The Kroger Co., that accounted for approximately 12% of our revenue from continuing operations in 2017 and approximately 11% of our revenue from continuing operations in 2016. No client accounted for 10% or more of our revenue from continuing operations in 2015. If we lose any of our major clients, our results of operations and liquidity could be materially and adversely affected.
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
Our strategy may not be successful.
As discussed in Item 1 “The PRGX Strategy,” our objectives are to achieve revenue growth and higher profitability by growing and improving our core recovery audit business, differentiating our service offerings and capabilities, creating adjacent service offerings (including SaaS solutions) and expanding into new high potential industries and geographies. These efforts are ongoing, and the results of our efforts will not be known until sometime in the future. Successful execution of our strategy requires sustained management focus, innovation, organization and coordination over time, as well as success in building relationships with third parties. If we are unable to execute our strategy successfully, our business, financial position, results of operations and cash flows could be adversely affected. In addition, execution of our strategy will require material investments and additional costs that may not yield incremental revenue and improved financial performance as planned.
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
We receive, process, store and transmit, often electronically, the confidential data of our clients and others. Unauthorized access to our computer systems or stored data could result in the theft or improper disclosure of confidential information, the deletion or modification of records or could cause interruptions in our operations. These cyber-security risks increase when we transmit information from one location to another, including transmissions over the Internet or other electronic networks. Despite implemented security measures, our facilities, systems and procedures, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, software viruses, misplaced or lost data, programming and/or human errors or other similar events which may disrupt our delivery of services or expose the confidential information of our clients and others. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information of our clients or others, whether by us or a third party, could (i) subject us to civil and criminal penalties, (ii) have a negative impact on our reputation, (iii) expose us to liability to our clients, third parties or government authorities, (iv) cause our present and potential clients to choose another service provider, and (v) cause us to incur significant remediation costs. Any of these developments could have a material adverse effect on our business, results of operations, financial position, and cash flows.
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
Operations outside the U.S. generated 42.2% of our annual revenue from continuing operations in 2017, 42.6% in 2016 and 41.8% in 2015. These international operations are subject to numerous risks, including:

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

In 2017, our European operations accounted for 20.4% of our consolidated revenue from continuing operations. There have been continuing concerns and uncertainties regarding the stability of certain European economies. A continued decline in the economic conditions in Europe may materially and adversely affect our operations both in Europe and on a consolidated basis.
Furthermore, in 2010 we began transitioning certain of our core data processing and other functions to locations outside the U.S., including India, where approximately 20% of our employees were located on December 31, 2017. While our operations in India have been key to serving clients more efficiently and cost-effectively under our improved service delivery model, India has from time to time experienced instances of civil unrest and hostilities with neighboring countries. Geopolitical conflicts, military activity, terrorist attacks, or other political uncertainties in the future could adversely affect the Indian economy by disrupting communications and making business operations and travel more difficult, which may have a material adverse effect on our ability to deliver services from India. Disruption of our Indian operations could materially and adversely affect our profitability and our ability to execute our growth strategy.
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

Our failure to comply with applicable governmental privacy laws and regulations in the U.S. and internationally could substantially impact our business, operations, financial position, and cash flows. Additionally, compliance with the laws and regulations relating to the handing of personal data may impede our ability to provide services in certain jurisdictions and may result in increased costs.
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
With respect to trans-border data flows from the European Economic Area, or EEA, we are certified under the U.S.-European Union Privacy Shield Framework, as agreed to by the U.S. Department of Commerce and the European Union (“EU”), as a means to legally transfer European personal information from Europe to the United States; however, it is possible that the U.S.-European Union Privacy Shield Framework may be challenged in EU courts and there is some uncertainty regarding its future validity and our ability to rely on it for EU to U.S. data transfers. In addition, despite our Privacy Shield certification and extensive efforts to maintain the privacy, integrity and controlled use of confidential information, including personally identifiable information, through a combination of hardware, software, and physical security, coupled with strong internal data security processes, procedures and controls that we believe meet or exceed relevant laws, regulations and industry best practices, we may experience hesitancy, reluctance, or refusal by European or multi-national clients to use our services due to the potential risk exposure they may face as a result of their data being transferred outside of the European Union.
Further, in 2016, the EU adopted a new law governing data protection practices and privacy called the General Data Protection Regulation (“GDPR”), which becomes effective in May 2018. GDPR is a redesign of the European Data Protection Directive 95/46/EC and is intended to boost the online and offline privacy rights of individuals. GDPR will implement more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements to correct or erase an individual’s information upon request, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR will also significantly increase penalties for non-compliance.
Laws are also increasingly aimed at the use of personal information for marketing purposes, such as the EU’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are also subject to new and differing interpretations and may be inconsistent among jurisdictions.
The EU’s e-Privacy Directive, the EU-U.S. Privacy Shield Framework, the GDPR and other regulations could reduce demand for our services or restrict our ability to store and process data or, in some cases, impact our ability to offer our services in certain locations or our customers' ability to deploy our solutions globally. Failure to provide adequate privacy protections and maintain compliance with the new data privacy laws, including the EU-U.S. Privacy Shield framework and the GDPR, could have a material adverse effect on our financial condition and results of operations.
Federal tax reform in the United States could adversely affect our business and financial condition.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the United States. The Company is still in the process of analyzing the Tax Act and its possible effects on the Company. The Tax Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35% to 21%, the elimination of U.S. tax on foreign earnings (subject to certain exceptions), one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, limitation of the tax deduction for interest expense, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. While there are benefits, there is also substantial uncertainty regarding the overall impact and details of the Tax Act. The intended and unintended consequences of the Tax Act on our business and on holders of our common stock is uncertain and could be adverse. The Company anticipates that the impact of the Tax Act may be material to our business, financial condition and results of operations.

Certain ownership changes may limit our ability to use our net operating losses.
We have substantial tax loss and credit carry-forwards for U.S. federal income tax purposes. On December 30, 2016, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards and also resulted in the write-off of certain deferred tax assets and the related valuation allowances that the Company recorded in. The Company has performed its assessment and has determined that $87.3 million of the gross federal net operating losses and $62.9 million of gross state net operating losses outstanding as of December 30, 2016 will be available for use going forward. If a future ownership change occurs and limits our ability to use our historical net operating loss carryforwards, it could have a material adverse impact on our business, financial position and results of operations by increasing our future tax obligations.
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
We may have exposure to additional income tax liabilities or additional costs if the U.S. government changes certain U.S. tax rules or other tax laws applicable to U.S. corporations doing business in foreign jurisdictions.
We are a U.S. corporation that conducts business both in the U.S. and in foreign jurisdictions. From time to time, proposals for changes to tax and other laws are made that may negatively impact U.S. corporations doing business in foreign jurisdictions, including proposals for tax reform. While the scope of future changes remains unclear, proposed changes might include limiting the ability of U.S. corporations to deduct certain expenses attributable to offshore earnings, modifying the foreign tax credit rules and taxing currently certain transfers of intangible assets offshore or imposing other economic disincentives to doing business outside of the U.S. The enactment of some or all of these proposals could increase the Company’s effective tax rate or otherwise adversely affect our profitability.
Future impairment of goodwill, other intangible assets and long-lived assets would reduce our future earnings.
As of December 31, 2017, the Company’s goodwill and other intangible assets totaled $36.1 million. We must perform periodic assessments to determine whether some portion, or all, of our goodwill, intangible assets and other long-lived assets are impaired. Our most recent assessment showed no impairment to our goodwill, intangible assets and other long-lived assets, but future impairment testing could result in a determination that our goodwill, other intangible assets or our other long-lived assets have been impaired. Future adverse changes in the business environment or in our ability to perform audits successfully and compete effectively in our markets or the discontinuation of our use of certain of our intangible or other long-lived assets could result in impairment which could materially adversely impact future earnings.
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
Our common stock is currently traded on The Nasdaq Global Select Market. The trading price of our common stock has been and may continue to be subject to large fluctuations. For example, for the year ended December 31, 2017, our stock traded as high as $7.90 per share and as low as $5.35 per share. Our stock price may increase or decrease in response to a number of events and factors, including:
•future announcements concerning us, key clients or competitors;
•variations in operating results and liquidity;
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
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded under the symbol “PRGX” on The Nasdaq Global Select Market (Nasdaq). The Company has not paid cash dividends on its common stock since it became a public company in 1996 and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in our secured credit facility specifically prohibit payment of cash dividends. As of February 28, 2018, there were 104 holders of record of our common stock and management believes there are approximately 2,165 beneficial holders of our common stock. The following table sets forth, for the quarters indicated, the range of high and low sales prices for the Company’s common stock as reported by Nasdaq during 2017 and 2016.

2017 Calendar Quarter	High	Low
1st Quarter	$6.59	$5.35
2nd Quarter	7.25	5.90
3rd Quarter	7.30	5.40
4th Quarter	7.90	6.62

2016 Calendar Quarter	High	Low
1st Quarter	$4.90	$3.04
2nd Quarter	5.81	4.56
3rd Quarter	5.50	4.58
4th Quarter	6.20	4.25
Issuer Purchases of Equity Securities
There were no purchases of the Company's equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended December 31, 2017.

Performance Graph
Set forth below is a line graph presentation comparing the cumulative shareholder return on our common stock, on an indexed basis, against cumulative total returns of The Nasdaq Composite Index and the RDG Technology Composite Index. The graph assumes that the value of the investment in the common stock in each index was $100 on December 31, 2012 and shows total return on investment for the period beginning December 31, 2012 through December 31, 2017, assuming reinvestment of any dividends. Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the Performance Graph presented below shall not be incorporated by reference into any such filings.

Cumulative Total Return
	12/12	12/13	12/14	12/15	12/16	12/17
PRGX Global, Inc.	100.00	104.19	88.68	57.67	91.47	110.08
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
RDG Technology Composite	100.00	132.51	155.05	161.00	181.12	247.79

ITEM 6. Selected Financial Data
The following table sets forth selected financial data from continuing operations for the Company as of and for each of the five years in the period ended December 31, 2017. The following data reflects the business acquisitions that we have completed through December 31, 2017. We have included the results of operations for these acquired businesses in our results of operations since the date of their acquisitions. We have derived this historical consolidated financial data from our Consolidated Financial Statements and Notes thereto, which have been audited by our Independent Registered Public Accounting Firm. The Consolidated Balance Sheets as of December 31, 2017 and 2016, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2017 and the report of the Independent Registered Public Accounting Firm thereon are included in Item 8 of this Form 10-K.
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

	Years Ended December 31, (1)
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Revenue, net	$161,620	$140,844	$138,302	$161,552	$178,268
Operating expenses:
Cost of revenue	102,052	91,299	93,169	110,890	112,853
Selling, general and administrative expenses	46,941	39,399	32,284	38,581	46,143
Depreciation of property and equipment	4,569	5,033	5,317	6,025	6,783
Amortization of intangible assets	3,634	1,832	2,458	3,531	4,997
Acquisition-related adjustments	(2,283)	—	—	—	—
Impairment charges	—	—	—	—	2,773
Total operating expenses	154,913	137,563	133,228	159,027	173,549
Operating income from continuing operations	6,707	3,281	5,074	2,525	4,719
Foreign currency transaction (gains) losses on short-term intercompany balances	(2,190)	84	2,165	2,003	(13)
Interest expense (income), net	1,539	(153)	(190)	(77)	(77)
Other (income) loss	(160)	(121)	1,191	57	—
Net income from continuing operations before income tax	7,518	3,471	1,908	542	4,809
Income tax expense (2)	2,962	1,242	369	3,241	2,755
Net income (loss) from continuing operations	$4,556	$2,229	$1,539	$(2,699)	$2,054
Basic earnings (loss) per common share	$0.21	$0.10	$0.06	$(0.09)	$0.07
Diluted earnings (loss) per common share	$0.21	$0.10	$0.06	$(0.09)	$0.07

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data (consolidated): (3)	(In thousands)
Cash and cash equivalents	$18,823	$15,723	$15,122	$25,735	$43,700
Working capital	24,070	16,706	21,641	36,006	50,506
Total assets	120,218	93,474	80,391	102,782	132,829
Long-term debt, excluding current installments	13,526	—	—	—	—
Total shareholders' equity	$60,314	$52,390	$52,415	$70,986	$93,828

(1)	Data for all years prior to 2015 has been restated in order to reflect only continuing operations.

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
PRGX Global, Inc. is a global leader in recovery audit and spend analytics, providing services within our clients' Source-to-Pay ("S2P") business processes. At the heart of our client services portfolio is the core capability of mining client data to deliver "actionable insights." Actionable insights allow our clients to improve their cash flow and profitability by reducing costs, improving business processes and managing risks.
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

While the net impact of the economic environment on our recovery audit revenue is difficult to determine or predict, we believe that for the foreseeable future, our revenue will remain at a level that will allow us to continue investing in our growth strategy. Included in our growth strategy are our investments in developing and enhancing our technology platforms and improved operational processes within our recovery audit business. In addition, we continue to pursue the expansion of our business beyond retail recovery audit services by growing the portion of our business that provides recovery audit services to enterprises other than retailers; growing our contract compliance service offerings; expanding into new industry verticals, such as telecommunications, manufacturing and resources; and growing our Adjacent Services which includes our global PRGX OPTIX analytics solutions and our SIM services offering. We believe that our recovery audit business uniquely positions us to create value for clients and gives us a competitive advantage over other players in the broader S2P market for four fundamental reasons:

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

As our clients’ data volumes and complexity levels continue to grow, we are using our deep data management experience to develop new actionable insight solutions, as well as to develop custom analytics and data transformation services. Taken together, our deep understanding of our clients’ S2P data and our technology-based solutions provide multiple routes to help our clients achieve greater profitability. Our Adjacent Services business targets client functional and process areas where we have established expertise, enabling us to provide services to finance, merchandising and procurement executives to improve working capital, reduce supplier discrepancies, optimize purchasing leverage in vendor pricing negotiations, improve insight into product margin and true cost of goods for resale, identify and manage risks associated with vendor compliance, improve quality of vendor master data and improve visibility and diagnostics of direct and indirect spend.
In an effort to accelerate our growth and expand our technology offerings within Adjacent Services, during the fourth quarter of 2016, we acquired Lavante, Inc. ("Lavante"), a SaaS-based SIM and recovery audit services firm based in San Jose, California. We have included the results of Lavante from the date of acquisition through December 31, 2017 in our Consolidated Statement of Operations.
In the first quarter of 2017, we completed the acquisition of substantially all of the assets of Cost & Compliance Associates, LLC and Cost & Compliance Associates Limited (collectively, "C&CA"), a commercial recovery audit and contract compliance firm with operations in the U.S. and the UK. The C&CA acquisition was immediately accretive to our profitability, significantly increased our market share within the commercial industry and brought a rich set of global clients and a skilled and experienced workforce. We have included the results of C&CA from the date of acquisition through December 31, 2017 in our Consolidated Statement of Operations.
In 2017, we continued to enhance our PRGX OPTIX suite of analytics tools with multiple improvements to the features and functionality. The PRGX OPTIX suite facilitates S2P business decisions through actionable, data-enabled insights that are delivered through four primary modules - Product, Payment, Spend and Supplier. Each of these modules is powered by the core PRGX OPTIX platform that provides the ability to process and visualize S2P data delivered via a SaaS interface.
In the fourth quarter of 2017, we announced a multi-year SaaS technology and managed services contract based on our Lavante SIM platform, which we refer to as our Deduction Management solution. We believe this solution highlights our competitive advantage resulting from integrating recovery audit data and knowledge with market leading technology applications to deliver expanded client value.

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
Results from Continuing Operations
The discussions and financial results in the Item 7 reflect our continuing operations.
The following table sets forth the percentage of revenue represented by certain items in our Consolidated Statements of Operations for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
Revenue, net	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	63.1	64.8	67.4
Selling, general and administrative expenses	29.0	28.0	23.3
Depreciation of property and equipment	2.8	3.6	3.8
Amortization of intangible assets	2.3	1.3	1.8
Acquisition-related adjustments	(1.4)	—	—
Total operating expenses	95.8	97.7	96.3
Operating income from continuing operations	4.2	2.3	3.7

Foreign currency transaction (gains) losses on short-term intercompany balances	(1.3)	0.1	1.6
Interest expense (income), net	1.0	(0.1)	(0.1)
Other (income) loss	(0.1)	(0.1)	0.9
Net income from continuing operations before income tax	4.6	2.4	1.3

Income tax expense	1.8	0.9	0.3

Net income from continuing operations	2.8%	1.5%	1.0%

Year Ended December 31, 2017 Compared to Prior Years from Continuing Operations
Revenue, net. Revenue, net was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Recovery Audit Services – Americas	$113,122	$99,861	$97,009
Recovery Audit Services – Europe/Asia-Pacific	44,372	37,335	36,264
Adjacent Services	4,126	3,648	5,029
Total	$161,620	$140,844	$138,302

Consolidated revenue from continuing operations increased by $20.8 million, or 14.8%, in 2017 compared to 2016, and increased by $2.5 million, or 1.8%, in 2016 compared to 2015. On an organic basis (excluding C&CA and, for the first three quarters of 2017, Lavante), our revenue increased 6.0% in 2017 compared to 2016. Our 2017 consolidated year over year growth was led by our global retail and commercial recovery audit businesses, which are the largest of our recovery audit businesses. We experienced some changes in our reported revenue based on the strength of the U.S. dollar relative to foreign currencies. On a constant dollar basis, adjusted for changes in foreign exchange ("FX") rates, consolidated revenue increased 14.1% in 2017 compared to 2016 and increased 4.5% in 2016 compared to 2015. On a constant dollar basis, we organically grew our revenue 5.5% in 2017 compared to 2016. Below is a discussion of our revenue for our three reportable segments.
Recovery Audit Services - Americas revenue increased $13.3 million, or 13.3%, in 2017 compared to 2016 and increased $2.8 million, or 2.9%, in 2016 compared to 2015. On an organic basis, our revenue increased by 4.6% in 2017 compared to 2016. The 2017 year over year growth was led by our retail and commercial recovery audit businesses, which are the largest of our recovery audit businesses. Changes in the value of the U.S. dollar relative to currencies in Canada and Latin America positively impacted reported revenue in 2017 and negatively impacted reported revenue in 2016. On a constant dollar basis, adjusted for changes in FX rates, 2017 revenue increased 12.9% compared to 2016 and increased 3.9% in 2016 compared to 2015. On a constant dollar basis, we organically grew our revenue by 4.3% in 2017 compared to 2016. The growth in our Recovery Audit Services - Americas revenue in 2017 and 2016 was due to a number of factors including stronger claims conversion, the implementation of acceleration and maturity model programs, increased staffing at certain audits, and enhancements to our proprietary audit technologies. This growth was partially offset by continued rate pressures.
Recovery Audit Services - Europe/Asia-Pacific revenue increased $7.0 million, or 18.8%, in 2017 compared to 2016 and increased $1.1 million, or 3.0% in 2016, compared to 2015. On an organic basis, our revenue increased by 10.4% in 2017 compared to 2016. The revenue growth over the past two years was primarily driven by stronger claims conversion, the implementation of acceleration and maturity model programs, increased staffing at certain audits and enhancements to our proprietary audit technologies. This growth was partially offset by continued rate pressures. Changes in the value of the U.S. dollar relative to currencies in Europe, Asia, and the Pacific positively impacted reported revenue in 2017 and negatively impacted reported revenue in 2016. On a constant dollar basis, adjusted for changes in FX rates, 2017 revenue increased by 17.5% compared to 2016 and 2016 revenue increased by 9.6% compared to 2015. On a constant dollar basis, Recovery Audit Services - Europe/Asia-Pacific organic revenue increased 9.2% in 2017 compared to 2016.
Adjacent Services revenue increased by $0.5 million, or 13.1%, in 2017 compared to 2016 and decreased $1.4 million, or 27.5%, in 2016 compared to 2015. The increase in revenue in 2017 compared to 2016 was due to new advisory work and the launch of the Lavante SIM-based Deduction Management contract announced in the fourth quarter of 2017. The decline in revenue in 2016 compared to 2015 was primarily due to the delay in starting certain projects within our pipeline.
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
COR was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Recovery Audit Services – Americas	$68,963	$60,706	$60,214
Recovery Audit Services – Europe/Asia-Pacific	26,930	24,802	25,424
Adjacent Services	6,159	5,791	7,531
Total	$102,052	$91,299	$93,169

COR as a percentage of revenue for Recovery Audit Services - Americas was 61.0% in 2017, 60.8% in 2016 and 62.1% in 2015. We continue to invest in our various growth and other strategic initiatives, and include portions of these costs in Recovery Audit Services - Americas COR. COR for Recovery Audit Services - Americas increased 13.6% in 2017 compared to 2016 and increased 0.8% in 2016 compared to 2015. In 2017, Recovery Audit Services - Americas COR included Lavante and C&CA business expenses and certain transformation charges which were not included in 2016. On an organic basis and excluding transformation expenses, our 2017 COR improved by 1.4% compared to 2016. On a constant dollar basis, adjusted for changes in FX rates, COR in 2017 improved by 1.5% compared to 2016. The improvement in COR as a percentage of revenue in 2016 compared to 2015 was primarily due to the increase in revenues and the positive financial impact of operational process improvements, partially offset by costs associated with senior leadership and audit staff personnel that were not in place in prior periods.
COR as a percentage of revenue for Recovery Audit Services - Europe/Asia-Pacific was 60.7% in 2017, 66.4% in 2016 and 70.1% in 2015. In 2017, Recovery Audit Services - Europe/Asia-Pacific COR included C&CA business expenses and certain transformation charges which were not included in 2016.  COR as a percentage of revenue improved 5.7% in 2017 compared to 2016 and COR as a percentage of revenue improved 3.7% in 2016 compared to 2015. The improvements were primarily related to the increase in revenue and the positive financial impact of operational improvements, partially offset by expenses associated with senior leadership and audit staff personnel that were not in place in prior periods.  On an organic basis and excluding transformation expenses, our 2017 COR improved by 5.6%.  On a constant dollar basis, adjusted for changes in FX rates, COR in 2017 improved by 5.5% compared to 2016.  The improvement in COR as a percentage of revenue for 2016 compared to 2015 was primarily due to the increase in revenues and the impact of transforming our operational processes
Adjacent Services COR is primarily related to our continued investments in personnel whom we are hiring to either sell or assist with service delivery. COR as a percentage of revenue decreased to 149.3% in 2017 from 158.7% in 2016, which was an increase from 149.8% in 2015. The reduction in Adjacent Services COR as a percentage of revenue in 2017 is primarily due to our increase in revenue and lower service delivery costs.
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
SG&A expenses were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Recovery Audit Services – Americas	$9,410	$8,421	$7,685
Recovery Audit Services – Europe/Asia-Pacific	6,586	5,442	5,487
Adjacent Services	3,735	1,469	662
Subtotal for reportable segments	19,731	15,332	13,834
Corporate Support	27,210	24,067	18,450
Total	$46,941	$39,399	$32,284
Recovery Audit Services - Americas SG&A expenses increased 11.7% in 2017 compared to 2016 and increased 9.6% in 2016 compared to 2015. The increase in 2017 was primarily due to expenses associated with the Lavante and C&CA acquisitions that were not included in the prior year amounts. However, as a percentage of revenue basis, 2017 was basically unchanged compared to 2016. The increase in 2016 compared to 2015 was primarily due to higher personnel and bad debt costs.
Recovery Audit Services - Europe/Asia-Pacific SG&A expenses increased 21.0% in 2017 compared to 2016 after decreasing 0.8% in 2016 compared to 2015. The increase in 2017 was primarily associated with expenses related to the C&CA acquisition which were not included in the prior year amounts. However, as a percentage of revenue basis, 2017 was basically unchanged compared to 2016.  The decrease in 2016 compared to 2015 was due mainly to lower transformation and facilities costs.

Adjacent Services SG&A expenses increased $2.3 million in 2017 compared to 2016 due mainly to three quarters of expenses related to the Lavante acquisition which were not included in the prior year amounts. Adjacent Services SG&A expenses increased $0.8 million in 2016 compared to 2015 due mainly to investments in personnel and the inclusion of one quarter of Lavante operating expenses.
Corporate Support SG&A expenses include stock-based compensation charges of $7.1 million in 2017, $5.1 million in 2016 and $3.9 million in 2015. Excluding stock-based compensation charges, Corporate Support SG&A expenses increased 6.4% in 2017 compared to 2016 and increased 30.4% in 2016 compared to 2015. The increase in 2017 compared to 2016 was due primarily to increased sales and marketing personnel, incentive-based compensation expenses, and the costs associated with business acquisition activity. The increase in 2016 compared to 2015 was due mainly to increases in the business acquisition activity, increased personnel, incentive based compensation expenses, and U.S. healthcare insurance benefit claim costs.
Acquisition-Related Adjustments included an adjustment to earnout consideration of acquired businesses in 2017 for $2.3 million.
Depreciation of Property and Equipment. Depreciation of property and equipment was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Recovery Audit Services – Americas	$3,165	$3,750	$4,036
Recovery Audit Services – Europe/Asia-Pacific	599	529	647
Adjacent Services	805	755	634
Total	$4,569	$5,034	$5,317
Depreciation expense declined in 2017 and 2016 primarily as a result of the reduced level of capital purchases in 2015, 2016 and 2017 when compared to prior periods, which reduced the amount of depreciation to be recorded as those assets became fully depreciated.
Amortization of Intangible Assets. Amortization of intangible assets was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Recovery Audit Services – Americas	$1,919	$1,477	$1,728
Recovery Audit Services – Europe/Asia-Pacific	142	—	600
Adjacent Services	1,573	355	130
Total	$3,634	$1,832	$2,458
Generally, we amortize the customer relationship and trademark intangible assets we record in connection with an acquisition on an accelerated basis over six years or longer, and we amortize non-compete agreements and trade names on a straight-line basis over five years or less. This methodology results in higher amortization immediately following an acquisition, and declining expense in subsequent periods. Our most recent acquisitions prior to December 31, 2017 include C&CA in February 2017 (Recovery Audit Services - Americas and Recovery Audit Services Europe, Asia Pacific), Lavante in October 2016 (Adjacent Services), the SIM services business acquired from Global Edge, LLC and certain affiliated companies (collectively, "Global Edge") in December 2015 (Adjacent Services), Business Strategy, Inc. and substantially all the assets of an affiliated company (collectively, "BSI") in December 2011 (Recovery Audit Services - Americas), the associate migrations in 2011 and 2012 (Recovery Audit Services Europe, Asia Pacific), and Etesius Limited and TJG Holdings LLC in 2010 (Adjacent Services). Amortization expense increased in our recovery audit segments in 2017 as a result of the amortization charges associated with the C&CA acquisition and decreased in 2016 compared to the prior year as we did not complete a material acquisition in these segments in that year. Similarly, Adjacent Services amortization increased in 2017 due to the amortization of certain assets acquired in the acquisition of Lavante.

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
The U.S. dollar generally weakened relative to the local currencies of certain of our foreign subsidiaries in 2017, and strengthened in 2016 and 2015, resulting in our recording net foreign currency gain in 2017 of $2.2 million and losses on short-term intercompany balances of less than $0.1 million and $2.2 million in 2016 and 2015.
Net Interest Expense (Income). Net interest expense was $1.5 million in 2017 due to increased borrowings associated with our acquisitions and the accretion of contingent payments associated with our acquisitions. Net interest income was $0.2 million in each of 2016 and 2015 due to reductions in interest accruals on uncertain tax positions.
Income Tax Expense. Our reported effective tax rates on earnings approximated 39.4% in 2017, 35.8% in 2016, and 19.3% in 2015. Reported income tax expense in each year primarily results from taxes on the income of foreign subsidiaries. We have recorded a deferred tax asset valuation allowance that effectively eliminates income tax expense or benefit relating to our U.S. operations. The tax rate for 2016 reflects the impact of the release of the valuation allowance offsetting certain deferred tax assets in New Zealand and Singapore. The tax rate for 2015 reflects the impact of the release of the valuation allowance offsetting certain deferred tax assets in Australia.
Together with the reversal of interest expense accruals, the total net reduction to our reserves for uncertain tax positions based on changes in accruals was $0.5 million in 2017, $0.1 million in 2016, and $0.2 million in 2015.

As of the end of each of the past three years, management determined that based on all available evidence, deferred tax asset valuation allowances of $34.8 million in 2017, $50.1 million in 2016 and $45.6 million in 2015 were appropriate.

As of December 31, 2017, we had approximately $81.7 million of U.S. federal loss carry-forwards available to reduce future U.S. federal taxable income. The U.S. federal loss carry-forwards expire between 2025 and 2035. As of December 31, 2017, we had approximately $65.0 million of state loss carry-forwards available to reduce future state taxable income. The state loss carry-forwards expire between 2021 and 2036 and are subject to certain limitations.  The U.S. federal and state loss carry-forwards at December 31, 2017, reflect adjustments for prior period write-downs associated with ownership changes.

On December 30, 2016, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards and also resulted in the write-off of certain deferred tax assets and the related valuation allowances that the Company recorded in 2017. The loss carry-forwards outstanding as of December 30, 2016 are subject to an annual base usage limitation of $2.7 million. The Company has performed its assessment and has determined that $87.3 million of the gross federal net operating losses outstanding as of December 30, 2016 will be available for use going-forward.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act"), was signed into law making significant changes to the Internal Revenue Code. The new legislation contains several key provisions that affect us including, but not limited to, the lowering of the U.S. corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. As a result of the Tax Act, we have recorded one-time adjustments for the re-measurement of deferred tax assets and liabilities. Given our U.S. valuation allowance, the Act does not materially impact our income tax provision or balance sheet. Additionally, in December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax, deferred tax re-measurements, and other items to be incomplete though we have recorded provisional amounts in the consolidated financial statements. We expect to complete our analysis within the measurement period in accordance with SAB 118.

Non-GAAP Financial Measures
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
EBIT, EBITDA and Adjusted EBITDA are all “non-GAAP financial measures” presented as supplemental measures of the Company’s performance. They are not presented in accordance with accounting principles generally accepted in the United States ("GAAP"). We believe these measures provide additional meaningful information in evaluating its performance over time, and that the rating agencies and a number of lenders use EBITDA and similar measures for similar purposes. In addition, a measure similar to Adjusted EBITDA is used in the restrictive covenants contained in our secured credit facility. However, EBIT, EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as substitutes for analysis of our results as reported under GAAP. In addition, in evaluating EBIT, EBITDA and Adjusted EBITDA, the adjustments may vary from period to period and in the future we will incur expenses such as those used in calculating these measures. Our presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items.
A reconciliation of consolidated net income (loss) to each of EBIT, EBITDA and Adjusted EBITDA for the periods presented in this report are as follows (in thousands):
EBIT, EBITDA, and Adjusted EBITDA

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$3,184	$905	$(3,226)
Income tax expense	2,962	1,242	369
Interest expense, net	1,539	(153)	(190)
EBIT	7,685	1,994	(3,047)
Depreciation of property and equipment	4,577	5,047	5,352
Amortization of intangible assets	3,634	1,832	2,458
EBITDA	15,896	8,873	4,763
Foreign currency transaction (gains) losses on short-term intercompany balances	(2,190)	84	2,165
Acquisition-related adjustments	(2,283)	—	—
Transformation severance and related expenses	1,666	1,383	2,299
Other (income) loss	(160)	(121)	1,191
Stock-based compensation	7,052	5,123	3,926
Adjusted EBITDA	$19,981	$15,342	$14,344
Adjusted EBITDA from continuing operations	$21,345	$16,598	$18,024
Acquisition-related adjustments included an adjustment to earnout consideration associated with business acquisitions.
Transformation severance and related expenses increased $0.3 million in 2017 compared to 2016 and decreased $0.9 million in 2016 compared to 2015. The increase in 2017 was a result of certain sales and operational positions that were permanently eliminated. The expense reduction in 2016 was due to reduced restructuring activities in 2016 relative to the prior year.
Other (income) loss includes a non-cash loss of $1.6 million in 2015 due to divesting certain assets from a document service offering purchased as part of the BSI acquisition in 2011.

Stock-based compensation increased $1.9 million, or 37.7%, in 2017 compared to 2016 due to the issuance in 2017 of performance-based equity grants whose value fluctuates with our stock price, and the appreciation of our stock price during the year. Stock-based compensation increased $1.2 million, or 30.5%, in 2016 compared to 2015 due primarily to the completion of the expense recognition period for prior year equity grants that exceeded the recognized expense for new grants in 2016 and the appreciation of our stock price during the year.
Adjusted EBITDA by Segment
We include a detailed calculation of Adjusted EBITDA by segment in Note 2 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. A summary of Adjusted EBITDA by segment for the years ended December 31, 2017, 2016, and 2015 is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Recovery Audit Services – Americas	$35,062	$31,251	$29,431
Recovery Audit Services – Europe/Asia-Pacific	11,511	7,403	5,942
Adjacent Services	(5,448)	(3,354)	(3,134)
Subtotal for reportable segments	41,125	35,300	32,239
Corporate Support	(19,780)	(18,702)	(14,215)
Total for continuing operations	$21,345	$16,598	$18,024
Adjusted EBITDA in 2017 was $21.3 million, an increase of $4.7 million, or 28.6%, compared to 2016 Adjusted EBITDA of $16.6 million. Adjusted EBITDA in 2016 decreased by $1.4 million, or 7.9%, compared to $18.0 million in 2015.
Recovery Audit Services - Americas Adjusted EBITDA increased 12.2% in 2017 compared to 2016 and increased 6.2% in 2016 compared to 2015. The 2017 increase resulted primarily from increased revenue, including revenue from the C&CA acquired business, and other operational improvements implemented during the year. On an organic basis, 2017 Adjusted EBITDA in this segment increased by 8.2% compared to 2016. The increase in 2016 as compared to 2015 was primarily due to increased revenue that exceeded the associated increases in COR and SG&A expenses.
Recovery Audit Services - Europe/Asia-Pacific Adjusted EBITDA increased 55.5% in 2017 compared to 2016. The 2017 increase resulted primarily from increased revenue, including revenue from the C&CA acquired business, and other operational improvements implemented during the year. On an organic basis, 2017 Adjusted EBITDA in this segment increased by 43.5% compared to 2016. Adjusted EBITDA in this segment increased 24.6% in 2016 compared to 2015 as a result of increased revenue that exceeded the associated increases in COR and SG&A expenses.
Adjacent Services Adjusted EBITDA declined 62.4% in 2017 compared to 2016 and declined 7.0% in 2016 compared to 2015. The 2017 results are primarily related to Lavante operating costs that were included for the first three quarters in 2017, but not included in the first three quarters of 2016.  On an organic basis, 2017 Adjusted EBITDA in this segment increased by 22.3% compared to 2016.  The decline in 2016 compared to 2015 was due to revenue in each period declining at a faster rate than COR and SG&A expenses.
Corporate Support Adjusted EBITDA declined by $1.1 million, or 5.8%, in 2017 compared to 2016 due mainly to the increases in stock-based compensation expense, sales and marketing personnel and costs associated with business acquisition activities. Corporate Support Adjusted EBITDA declined by $4.5 million, or 31.6%, in 2016 compared to 2015 due mainly to increased U.S. healthcare benefit costs, the addition of sales personnel, increases in incentive compensation expenses and increased legal costs associated with business acquisition activities. On an organic basis, Adjusted EBITDA in this segment declined by 6.2% in 2017 compared to 2016.

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

As of December 31, 2017, we had $18.8 million in cash and cash equivalents and borrowings under our revolving credit facility totaling $13.6 million. As of December 31, 2017, the revolver had $21.4 million of availability for borrowings and the Company was in compliance with the covenants in its SunTrust credit facility. We amended the SunTrust credit facility in January 2014, December 2014, December 2016 and May 2017 as further described in Secured Credit Facility below.
The $18.8 million in cash and cash equivalents as of December 31, 2017 includes $5.0 million held in the U.S., $1.8 million held in Canada, and $12.0 million held in other foreign jurisdictions, primarily in the United Kingdom, Australia, New Zealand, Mexico, and Brazil. Certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our operations in the U.S., we may incur significant penalties and/or taxes to repatriate these funds. Generally, we have not provided deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. However, we do not consider the earnings of our Brazilian subsidiary to be permanently invested, and have provided deferred taxes relating to the potential repatriation of the funds held in Brazil.
Operating Activities. Net cash provided by operating activities was $13.5 million in 2017, $10.1 million in 2016 and $13.5 million in 2015. These amounts consist of two components, specifically, net income (loss) adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, impairment charges, and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$3,184	$905	$(3,226)
Adjustments for certain non-cash items	12,813	11,307	15,112
	15,997	12,212	11,886
Changes in operating assets and liabilities	(2,537)	(2,094)	1,567
Net cash provided by operating activities	$13,460	$10,118	$13,453
The increase in net cash provided by operating activities in 2017 compared to 2016 is primarily the result of net income improvements together with decreased accounts receivable and increased accounts payable and accruals. The decrease in net cash provided by operating activities in 2016 compared to 2015 is primarily the result of the use of working capital through increased accounts receivable and reduced accounts payable and accruals that offset the net income and non-cash item improvements.
We include an itemization of these changes in our Consolidated Statements of Cash Flows in Part II, Item 8 of this Form 10-K.
We have one client, The Kroger Co., that accounted for approximately 12% of our revenue in 2017 and approximately 11% of our revenue in 2016. No client accounted for 10% or more of our revenue in 2015. The loss of any one of our major clients would negatively impact our operating cash flows and would potentially have a material adverse impact on our liquidity.
Investing Activities. Net cash used for capital expenditures was $9.4 million in 2017, $5.9 million in 2016 and $4.5 million in 2015. These capital expenditures primarily related to acquisitions and investments we made to upgrade our information technology infrastructure, develop our proprietary audit technologies, and develop our SaaS Solutions.
Capital expenditures are discretionary and we currently expect to continue to make capital expenditures to enhance our information technology infrastructure, develop our proprietary technology audit technologies, and develop our SaaS Solutions. Should we experience changes in our operating results, we may alter our capital expenditure plans.
In addition to capital expenditures, we completed the acquisition of C&CA during the first quarter of 2017, and borrowed $10.0 million under the SunTrust revolver to fund the payment of the closing consideration.
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

In February 2017, we completed the acquisition of C&CA, a commercial recovery audit and contract compliance business with operations in the U.S. and the UK for a net purchase price of $15.9 million. C&CA assets consist primarily of customer contracts.
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
Financing Activities. Net cash used by financing activities was $11.0 million in 2017, $0.1 million in 2016 and $18.4 million in 2015. In 2017, there were no repurchases of common stock under our stock repurchase program. In 2016 and 2015, the net cash used by financing activities was $3.8 million and $18.1 million, respectively (see Stock Repurchase Program below).
Secured Credit Facility
On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility initially consisted of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of our assets. Borrowing availability under the SunTrust revolver at December 31, 2017 was $21.4 million. As of December 31, 2017, we had $13.6 million in outstanding borrowings under the SunTrust revolver. The SunTrust term loan required quarterly principal payments of $0.8 million from March 2010 through December 2013, and a final principal payment of $3.0 million in January 2014 that we paid in December 2013.
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
On December 23, 2014, we entered into an amendment of the SunTrust credit facility that reduced the committed revolving credit facility from $25.0 million to $20.0 million. Pursuant to the December 2014 amendment, the credit facility would bear interest at a rate per annum comprised of a specified index rate based on one-month LIBOR, plus an applicable margin (1.75% per annum). The index rate was determined as of the first business day of each calendar month. The credit facility includes two financial covenants (a maximum leverage ratio and a minimum fixed charge coverage ratio) that apply only if we have borrowings under the credit facility that arise or remain outstanding during the final 30 calendar days of any fiscal quarter. These financial covenants also will be tested, on a modified pro forma basis, in connection with each new borrowing under the credit facility. This amendment also extended the scheduled maturity of the revolving credit facility to December 23, 2017 and lowered the commitment fee to 0.25% per annum, payable quarterly, on the unused portion of the revolving credit facility.
On December 21, 2016, we entered into an amendment of the SunTrust credit facility in order to clarify certain definitions and other terms of the facility.

On May 4, 2017, we entered into an amendment of the SunTrust credit facility, that, among other things, (i) increased the aggregate principal amount of the committed revolving credit facility from $20.0 million to $35.0 million through December 31, 2018, which amount will be reduced to $30.0 million thereafter, (ii) extended the maturity date of the credit facility to December 31, 2019, (iii) added customary provisions to reflect European Union “bail-in” directive compliance language, and (iv) modified the financial covenants applicable to the Company during the remaining term of the credit facility by (A) revising the maximum leverage ratio and minimum fixed charge coverage ratio and (B) adding an additional financial covenant requiring the Company to maintain a minimum amount of consolidated adjusted EBITDA. In addition, the applicable margin used to determine the interest rate per annum on outstanding borrowings under the credit facility, and the ongoing commitment fee payable on the unused portion of the revolving credit facility commitment, both of which previously had been fixed percentages per annum, have been amended and both now will vary based upon our quarterly leverage ratio calculation under the SunTrust credit facility. The interest rate at December 31, 2017 was approximately 3.6% and the ongoing commitment fee was 0.25%.
The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the SunTrust credit facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the SunTrust credit facility includes customary events of default. As of December 31, 2017, we had $13.6 million in outstanding borrowings under the SunTrust revolver. The Company was in compliance with the covenants in its SunTrust credit facility as of December 31, 2017.
We believe that we will have sufficient borrowing capacity and cash generated from operations to fund our capital and operational needs for at least the next twelve months.
Stock Repurchase Program
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. Since 2014, the original authorization of the stock repurchase program, the Board of Directors has modified the program from time to time to increase the repurchase limit to $60 million and extend the expiration date to December 31, 2018. We repurchased 905,403 shares of our common stock during the year ended December 31, 2016 for $3.8 million and no shares were repurchased under our stock repurchase program during the year ended December 31, 2017. In December 2017, our Board of Directors extended the duration of the program to December 31, 2018. From the February 2014 announcement of the Company’s current stock repurchase program through December 31, 2016, the Company has repurchased 8.6 million shares, or 28.7%, of its common stock outstanding on the date of the original announcement of the program, for an aggregate cost of $44.5 million. These shares were retired and accounted for as a reduction to Shareholders' equity in the Consolidated Balance Sheet. Direct costs incurred to acquire the shares are included in the total cost of the shares.
The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.

Contractual Obligations and Other Commitments
As discussed in “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K, the Company has certain contractual obligations and other commitments. A summary of those commitments as of December 31, 2017 is as follows:

	Payments Due by Period (in thousands)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$13,600	$—	$13,600	$—	$—
Interest and commitment fee on Secured Credit Facility (1)	868	434	434	—	—
Operating lease obligations	11,135	3,294	5,362	2,479	—
Payments to Messrs. Cook and Toma (2)	565	56	113	169	227
Acquisition costs for earn-out provision (3)	8,889	3,754	5,135	—	—
Severance	45	45	—	—	—
Total	$35,102	$7,583	$24,644	$2,648	$227

(1)
Represents the estimated commitment fee and interest due on the Secured Credit Facility using the interest rate as of December 31, 2017 and assuming borrowings under the SunTrust revolver of $13.6 million as of December 31, 2017. See Note 5 of the "Notes to Consolidated Financial Statements" for additional information regarding the Secured Credit Facility.

(2)	Represents estimated reimbursements payable for healthcare costs incurred by these former executives.

(3)
This earn-out provision is calculated using the present value of the expected (probability-weighted) payments based on the likelihood of achieving each of the financial performance targets. The total cash payments will total $10.2 million assuming that the full earn-out amount is achieved (see Note 12 of the "Notes to the Consolidated Financial Statements" for additional information).

Off-Balance Sheet Arrangements
As of December 31, 2017, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
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

We are not required to calculate the fair value of our reporting units that hold goodwill unless we determine that it is more likely than not that the fair value of these reporting units is less than their carrying values. In this analysis, we consider a number of factors, including changes in our legal, business and regulatory climates, changes in competition or key personnel, macroeconomic factors impacting our Company or our clients, our recent financial performance and expectations of future performance and other pertinent factors. Based on these analyses, we determined that it was not necessary for us to perform the two-step process. We last used independent business valuation professionals to estimate fair value in the fourth quarter of 2010 and determined that fair value exceeded carrying value for all relevant reporting units. No impairment charges were necessary based on our internal calculations in the three years ended December 31, 2017.
We review the carrying value of long-lived assets such as property and equipment for impairment when events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, we will recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset. No impairment charges were necessary in the three years ended December 31, 2017.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenue decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenue increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. In 2017, we recognized $18.5 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $1.9 million. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under our revolving credit facility, if any. We had $21.4 million of borrowing availability under our revolving credit facility as of December 31, 2017, and had $13.6 million borrowed under the facility as of that date. Interest on the amended credit facility is payable monthly and accrues at an index rate using the one-month LIBOR rate plus an applicable margin of 1.75%. Assuming full utilization of the credit facility, a hypothetical 100 basis point change in interest rates would result in an approximate $0.4 million change in annual pre-tax income.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
PRGX Global, Inc. and subsidiaries
Atlanta, Georgia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of PRGX Global, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company's auditor since 2006.
Atlanta, Georgia
March 13, 2018

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Revenue, net	$161,620	$140,844	$138,302
Operating expenses:
Cost of revenue	102,052	91,299	93,169
Selling, general and administrative expenses	46,941	39,399	32,284
Depreciation of property and equipment	4,569	5,033	5,317
Amortization of intangible assets	3,634	1,832	2,458
Acquisition-related adjustments	(2,283)	—	—
Total operating expenses	154,913	137,563	133,228
Operating income from continuing operations	6,707	3,281	5,074

Foreign currency transaction (gains) losses on short-term intercompany balances	(2,190)	84	2,165
Interest expense	(1,785)	(107)	(71)
Interest income	246	260	261
Other (income) loss	(160)	(121)	1,191
Net income from continuing operations before income tax	7,518	3,471	1,908
Income tax expense	2,962	1,242	369
Net income from continuing operations	$4,556	$2,229	$1,539

Discontinued operations:
Loss from discontinued operations	(1,372)	(1,324)	(4,765)
Income tax expense (benefit)	—	—	—
Net loss from discontinued operations	(1,372)	(1,324)	(4,765)

Net income (loss)	$3,184	$905	$(3,226)

Basic earnings (loss) per common share (Note 3):
Basic earnings from continuing operations	$0.21	$0.10	$0.06
Basic loss from discontinued operations	(0.06)	(0.06)	(0.18)
Total basic earnings (loss) per common share	$0.15	$0.04	$(0.12)

Diluted earnings (loss) per common share (Note 3):
Diluted earnings from continuing operations	$0.21	$0.10	$0.06
Diluted loss from discontinued operations	(0.06)	(0.06)	(0.18)
Total diluted earnings (loss) per common share	$0.15	$0.04	$(0.12)

Weighted-average common shares outstanding (Note 3):
Basic	21,937	21,969	25,868
Diluted	22,111	22,016	25,904
See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$3,184	$905	$(3,226)
Foreign currency translation adjustments	(180)	(507)	(769)
Comprehensive income (loss)	$3,004	$398	$(3,995)

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$18,823	$15,723
Restricted cash	51	47
Receivables:
Contract receivables, less allowances of $1,499 in 2017 and $799 in 2016
Billed	36,058	29,186
Unbilled	2,709	2,278
	38,767	31,464
Employee advances and miscellaneous receivables, less allowances of $292 in 2017 and $500 in 2016	1,665	2,184
Total receivables	40,432	33,648
Prepaid expenses and other current assets	4,608	3,363
Total current assets	63,914	52,781

Property and equipment:
Computer and other equipment	32,655	30,219
Furniture and fixtures	2,761	2,652
Leasehold improvements	3,916	3,558
Software	34,234	26,896
	73,566	63,325
Less accumulated depreciation and amortization	(56,088)	(51,089)
Property and equipment, net	17,478	12,236

Goodwill (Note 4)	17,648	13,823
Intangible assets, less accumulated amortization of $40,461 in 2017 and $36,128 in 2016	18,478	10,998
Unbilled receivables	894	854
Deferred income taxes (Note 7)	1,538	2,269
Other assets	268	513
Total assets	$120,218	$93,474

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,548	$7,299
Accrued payroll and related expenses	18,194	13,868
Refund liabilities	7,864	7,900
Deferred revenue	1,431	1,330
Current portion of debt (Note 5)	48	3,600
Business acquisition obligations (Note 12)	3,759	2,078
Total current liabilities	39,844	36,075

Long-term debt (Note 5)	13,526	—
Noncurrent business acquisition obligations (Note 12)	5,135	1,926
Refund liabilities	957	804
Other long-term liabilities	442	2,279
Total liabilities	59,904	41,084

Commitments and contingencies (Notes 2, 5, 6, 9 and 10)

Shareholders’ equity (Notes 9 and 11):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 22,419,417 shares issued and outstanding at December 31, 2017 and 21,845,920 shares issued and outstanding at December 31, 2016	224	218
Additional paid-in capital	580,032	575,118
Accumulated deficit	(520,049)	(523,233)
Accumulated other comprehensive income	107	287
Total shareholders’ equity	60,314	52,390
Total liabilities and shareholders’ equity	$120,218	$93,474
See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2017, 2016 and 2015
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2014	26,762,861	$268	$590,067	$(520,912)	$1,563	$70,986
Net loss	—	—	—	(3,226)	—	(3,226)
Foreign currency translation adjustments	—	—	—	—	(769)	(769)
Issuances of common stock:
Restricted share awards	23,200	—	—	—	—	—
Restricted shares remitted by employees for taxes	(17,147)	—	(312)	—	—	(312)
Stock option exercises	29,128	—	91	—	—	91
2006 MIP Performance Unit settlements	9,918	—	—			—
Forfeited restricted share awards	(7,918)	—	—	—	—	—
Repurchase of common stock	(4,118,386)	(41)	(18,030)	—	—	(18,071)
Stock-based compensation expense	—	—	3,716			3,716
Balance at December 31, 2015	22,681,656	227	575,532	(524,138)	794	52,415
Net income	—	—	—	905	—	905
Foreign currency translation adjustments	—	—	—	—	(507)	(507)
Issuances of common stock:
Restricted shares remitted by employees for taxes	(20,829)	—	(217)	—	—	(217)
Stock option exercises	90,496	—	320	—	—	320
Repurchases of common stock	(905,403)	(9)	(3,763)	—	—	(3,772)
Stock-based compensation expense	—	—	3,246	—	—	3,246
Balance at December 31, 2016	21,845,920	218	575,118	(523,233)	287	52,390
Net income	—	—	—	3,184	—	3,184
Foreign currency translation adjustments	—	—	—	—	(180)	(180)
Issuances of common stock:
Restricted share awards	381,059	4	(4)	—	—	—
Restricted shares remitted by employees for taxes	(15,006)	—	(100)	—	—	(100)
Stock option exercises	225,043	2	1,170	—	—	1,172
Restricted stock unit settlement	10,000	—	—	—	—	—
Forfeited restricted share awards	(27,599)	—	—	—	—	—
Stock-based compensation expense	—	—	3,848	—	—	3,848
Balance at December 31, 2017	22,419,417	$224	$580,032	$(520,049)	$107	$60,314
See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$3,184	$905	$(3,226)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,203	6,879	7,810
Amortization of deferred loan costs	85	60	20
Noncash interest expense	1,215	—	—
Stock-based compensation expense	7,052	5,123	3,926
Other loss from sale of assets	—	22	1,191
Foreign currency transaction (gains) losses on short-term intercompany balances	(2,190)	84	2,165
Deferred income taxes	731	(861)	(1,112)
Change in fair value of contingent consideration	(2,283)	—	—
Changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	(4)	1	5
Billed receivables	(3,949)	(3,339)	4,331
Unbilled receivables	(469)	(509)	1,305
Prepaid expenses and other current assets	(417)	(1,506)	705
Other assets	(57)	(65)	—
Accounts payable and accrued expenses	815	1,218	(1,949)
Accrued payroll and related expenses	975	2,606	(3,595)
Refund liabilities	115	67	2,389
Deferred revenue	101	(5)	(784)
Other long-term liabilities	353	(562)	272
Net cash provided by operating activities	13,460	10,118	13,453
Cash flows from investing activities:
Business acquisition, net of cash acquired	(10,128)	(3,669)	(520)
Business divestiture	—	—	783
Purchases of property and equipment, net of disposal proceeds	(9,355)	(5,887)	(4,482)
Net cash used in investing activities	(19,483)	(9,556)	(4,219)
Cash flows from financing activities:
Repayments of long-term debt	66	—	—
Payments for deferred loan costs	(155)	—	(100)
Proceeds from term loan	10,000	3,600	—
Repurchases of common stock	—	(3,772)	(18,071)
Restricted stock repurchased from employees for withholding taxes	(100)	(218)	(312)
Proceeds from option exercises	1,172	326	91
Net cash provided by (used in) financing activities	10,983	(64)	(18,392)
Effect of exchange rates on cash and cash equivalents	(1,860)	103	(1,455)
Net increase (decrease) in cash and cash equivalents	3,100	601	(10,613)
Cash and cash equivalents at beginning of period	15,723	15,122	25,735
Cash and cash equivalents at end of period	$18,823	$15,723	$15,122

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$434	$60	$63
Cash paid during the period for income taxes, net of refunds received	$2,929	$1,407	$1,085

Noncash investing activities:
Fair value of contingent consideration liabilities at the date of acquisition	$5,954	$3,834	$—
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
Basis of Presentation
During the fourth quarter of 2015 we discontinued the Healthcare Claims Recovery Audit ("HCRA") business. The results of our continuing and discontinued operations for the years ended December 31, 2017, 2016 and 2015 are presented in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations.
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
The $18.8 million in cash and cash equivalents as of December 31, 2017 includes $5.0 million held in the U.S., $1.8 million held in Canada, and $12.0 million held in other foreign jurisdictions, primarily in the United Kingdom, Australia, New Zealand, Mexico and Brazil. Our cash and cash equivalents included short-term investments of approximately $1.9 million as of December 31, 2017 and $2.2 million as of December 31, 2016, of which approximately $1.9 million and $2.2 million, respectively, were held at banks outside of the United States, primarily in Brazil and Canada.
(d) Fair Value of Financial Instruments
We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled receivables, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.
We record bank debt, if any, as of the period end date based on the effective borrowing rate and repayment terms when originated. As of December 31, 2017, we had $13.6 million in bank debt outstanding. As of December 31, 2016, we had $3.6 million in bank debt outstanding. We believe the carrying value of the bank debt approximates its fair value. We considered the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).
We had $8.9 million of business acquisition obligations as of December 31, 2017, and $4.0 million as of December 31, 2016. Our business acquisition obligations represent the fair value of deferred consideration and earn-out payments estimated to be due as of the date for which we recorded these amounts. We determine the preliminary estimated fair values based on our projections of future revenue and profits or other factors used in the calculation of the ultimate payment to be made. The discount rate that we use to value the liability is based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).
We state certain assets at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States of America. Generally, these assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(e) Property and Equipment
We report property and equipment at cost or estimated fair value at acquisition date and depreciate them over their estimated useful lives using the straight-line method. Our useful lives for fixed assets are three years for computer laptops, four years for desktops, five years for IT server, storage and network equipment, five years for furniture and fixtures and three years for purchased software. We amortize leasehold improvements using the straight-line method over the shorter of the lease term or ten years. Depreciation expense from continuing operations was $4.6 million in 2017, $5.0 million in 2016 and $5.3 million in 2015.
We review the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, we will recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset. No impairment charges were necessary in the three years ended December 31, 2017.
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
We consider software development activities to be research and development costs and expense them as incurred. However, we capitalize the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed or that will be used in our operations beginning when technological feasibility has been established. Research and development costs from continuing operations, including the amortization of amounts previously capitalized, were $2.2 million in 2017, $3.5 million in 2016 and $3.0 million in 2015.
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
We are not required to calculate the fair value of our reporting units that hold goodwill unless we determine that it is more likely than not that the fair value of these reporting units is less than their carrying values. In this analysis, we consider a number of factors, including changes in our legal, business and regulatory climates, changes in competition or key personnel, macroeconomic factors impacting our company or our clients, our recent financial performance and expectations of future performance and other pertinent factors. Based on these analyses, we determined that it was not necessary for us to perform the two-step process. We last used independent business valuation professionals to estimate fair value in the fourth quarter of 2010 and determined that fair value exceeded carrying value for all relevant reporting units. No impairment charges were necessary based on our internal assessments in the three years ended December 31, 2017.
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
(o) Loss Contingencies
Certain conditions may exist as of the date the financial statements are issued that may result in a loss to the Company, but which will only be determined and resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
If the assessment of a contingency indicates that it is probable that a material loss is likely to occur and the amount of the liability can be estimated, then the estimated liability is accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loss contingencies considered remote are generally not accrued or disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed. Legal costs relating to loss contingencies are expensed as incurred.
(p) Reclassification of Prior Year Balance Sheet
Certain reclassifications have been made in the prior year in order to conform to the current year presentation.
(q) Impact of Recently Issued Accounting Standards
A summary of the recently issued accounting standards issued by the Financial Accounting Standards Board (“FASB”) and included in the Accounting Standards Codification (“ASC”) that apply to us is set forth below.
Adopted by the Company in 2017
FASB ASC Update No. 2017-04 - In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard removes the second step of the two step test used to determine an impairment of goodwill. Under the new standard, an entity only compares the fair value of the reporting unit to the carrying amount, including goodwill, and records the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The standard became effective for the Company beginning January 1, 2017. The Company has concluded that the early adoption of this standard, which is permitted, had no material impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
FASB ASC Update No. 2016-09 - In March 2016, the FASB issued Accounting Standards Update 2016-09, Stock Compensation (Topic 718). The standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The standard also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the standard allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The standard became effective for the Company beginning January 1, 2017. The Company has concluded that the adoption of this standard had no material impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
FASB ASC Update No. 2016-05 - In March 2016, the FASB issued Accounting Standards Update 2016-05, Derivatives and Hedging (Topic 815). The standard clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The standard became effective for the Company beginning January 1, 2017. The Company has concluded that the early adoption of this standard, which is permitted, had no material impact on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
Accounting Standards Not Yet Adopted
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
FASB ASC Update No. 2014-09 - In May 2014,  the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), as later amended, which resulted in a new accounting standard Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Accounting Standards Update 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective on January 1, 2018. We have elected to adopt the revenue recognition standard in the first quarter of 2018 with a cumulative adjustment to retained earnings. We have completed our assessment of the new revenue recognition guidance. We do not anticipate the adoption of this standard to have a material impact on our financial statements, aside from adding expanded required disclosures.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
During the fourth quarter of 2015, PRGX entered into agreements with third parties to fulfill its Medicare recovery audit contractor ("RAC") program subcontract obligations to audit Medicare payments and provide support for claims appeals and assigned its remaining Medicaid contract to another party. The Company will continue to incur certain expenses while the current Medicare RAC contracts are still in effect. As part of discontinuing the HCRA business, the Company has an accrual for outstanding Medicare RAC appeals of approximately $2.9 million as of December 31, 2017. The HCRA services business has been reported as Discontinued Operations in accordance with US GAAP.
Discontinued operations information for the years ended December 31, 2017, 2016 and 2015 (in thousands) is as follows:

Results of Discontinued Operations (in thousands)	Years Ended December 31,
	2017	2016	2015
Revenue, net	$—	$(14)	$1,266
Cost of sales	1,350	1,112	4,743
Selling, general and administrative expense	14	184	1,253
Depreciation and amortization	8	14	35
Pretax loss from discontinued operations	(1,372)	(1,324)	(4,765)
Income tax expense	—	—	—
Net loss from discontinued operations	$(1,372)	$(1,324)	$(4,765)

We evaluate the performance of our reportable segments based upon revenue and measures of profit or loss we refer to as EBITDA and Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest and taxes (“EBIT”), adjusted for depreciation and amortization (“EBITDA”), and then further adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Such adjustments include restructuring charges, stock-based compensation, bargain purchase gains, acquisition-related charges and benefits (acquisition transaction costs, acquisition obligations classified as compensation, and fair value adjustments to acquisition-related contingent consideration), tangible and intangible asset impairment charges, certain litigation costs and litigation settlements, certain severance charges and foreign currency transaction gains and losses on short-term intercompany balances viewed by management as individually or collectively significant. We do not have any inter-segment revenue.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the years ended December 31, 2017, 2016 and 2015 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
2017
Revenue, net	$113,122	$44,372	$4,126	$—	$161,620

Net income from continuing operations					$4,556
Income tax expense					2,962
Interest expense, net					1,539
EBIT	$29,163	$11,700	$(7,942)	$(23,864)	9,057
Depreciation of property and equipment	3,165	599	805	—	4,569
Amortization of intangible assets	1,919	142	1,573	—	3,634
EBITDA	34,247	12,441	(5,564)	(23,864)	17,260
Foreign currency transaction (gains) losses on short-term intercompany balances	(249)	(1,769)	(9)	(163)	(2,190)
Acquisition-related adjustments	—	—	—	(2,283)	(2,283)
Transformation severance and related expenses	313	655	320	378	1,666
Other (income) loss	751	184	(195)	(900)	(160)
Stock-based compensation	—	—	—	7,052	7,052
Adjusted EBITDA	$35,062	$11,511	$(5,448)	$(19,780)	$21,345

Capital expenditures	$2,389	$2,383	$1,335	$3,248	$9,355

Allocated assets	$65,397	$22,474	$9,486	$—	$97,357

Unallocated assets:
Cash and cash equivalents	—	—	—	18,823	18,823
Restricted cash	—	—	—	51	51
Deferred income taxes	—	—	—	1,538	1,538
Prepaid expenses and other assets	—	—	—	910	910
Discontinued operations	—	—	—	1,539	1,539
Total assets	$65,397	$22,474	$9,486	$22,861	$120,218

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
2016
Revenue, net	$99,861	$37,335	$3,648	$—	$140,844

Net income from continuing operations					$2,229
Income tax expense					1,242
Interest income, net					(153)
EBIT	$25,476	$6,455	$(4,617)	$(23,996)	3,318
Depreciation of property and equipment	3,750	529	754	—	5,033
Amortization of intangible assets	1,477	—	355	—	1,832
EBITDA	30,703	6,984	(3,508)	(23,996)	10,183
Foreign currency transaction losses (gains) on short-term intercompany balances	31	107	17	(71)	84
Transformation severance and related expenses	517	312	258	242	1,329
Other loss	—	—	(121)	—	(121)
Stock-based compensation	—	—	—	5,123	5,123
Adjusted EBITDA	$31,251	$7,403	$(3,354)	$(18,702)	$16,598

Capital expenditures	$4,393	$600	$894	$—	$5,887

Allocated assets	$47,690	$14,813	$10,532	$—	$73,035

Unallocated assets:
Cash and cash equivalents	—	—	—	15,723	15,723
Restricted cash	—	—	—	47	47
Deferred income taxes	—	—	—	2,269	2,269
Prepaid expenses and other assets	—	—	—	800	800
Discontinued operations				1,600	1,600
Total assets	$47,690	$14,813	$10,532	$20,439	$93,474

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
2015
Revenue, net	$97,009	$36,264	$5,029	$—	$138,302

Net loss from continuing operations					$1,539
Income tax expense					369
Interest income, net					(190)
EBIT	$22,539	$2,573	$(5,131)	$(18,263)	1,718
Depreciation of property and equipment	4,036	647	634	—	5,317
Amortization of intangible assets	1,728	600	130	—	2,458
EBITDA	28,303	3,820	(4,367)	(18,263)	9,493
Foreign currency transaction (gains) losses on short-term intercompany balances	807	1,533	12	(187)	2,165
Transformation severance and related expenses	322	589	30	308	1,249
Other loss	—	—	1,191	—	1,191
Stock-based compensation	—	—	—	3,926	3,926
Adjusted EBITDA	$29,432	$5,942	$(3,134)	$(14,216)	$18,024

Capital expenditures	$3,669	$543	$270	$—	$4,482

Allocated assets	$44,588	$13,922	$1,030	$—	$59,540

Unallocated assets:
Cash and cash equivalents	—	—	—	15,122	15,122
Restricted cash	—	—	—	48	48
Deferred loan cost	—	—	—	80	80
Deferred income taxes	—	—	—	1,361	1,361
Prepaid expenses and other assets	—	—	—	2,465	2,465
Discontinued operations	—	—	—	1,775	1,775
Total assets	$44,588	$13,922	$1,030	$20,851	$80,391

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents revenue by country based on the location of clients served (in thousands):

	Years Ended December 31,
	2017	2016	2015
United States	$93,447	$80,857	$80,484
United Kingdom	23,408	17,501	19,540
Canada	14,375	14,531	12,388
Australia	8,732	7,354	6,111
France	5,987	6,934	6,186
Mexico	5,385	4,900	4,340
Brazil	2,053	1,169	1,223
Spain	1,127	964	1,019
Ireland	929	337	513
New Zealand	899	979	596
Hong Kong	889	824	864
Colombia	709	583	610
Thailand	699	654	933
Other	2,981	3,257	3,495
	$161,620	$140,844	$138,302
The following table presents long-lived assets by country based on the location of the asset (in thousands):

	December 31,
	2017	2016
United States	$47,371	$34,429
UK	5,510	2,047
All Other	1,125	1,074
	$54,006	$37,550
One client, The Kroger Co., accounted for approximately 12% of revenue from continuing operations in 2017 and approximately 11% of revenue from continuing operations in 2016, while no one client accounted for 10% or more of revenue from continuing operations in 2015.
(3) EARNINGS (LOSS) PER COMMON SHARE
The following tables set forth the computations of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Years Ended December 31,
Basic earnings (loss) per common share:	2017		2016	2015
Numerator:
Net income from continuing operations	$4,556	2	$2,229	$1,539
Net loss from discontinued operations	$(1,372)		$(1,324)	$(4,765)

Denominator:
Weighted-average common shares outstanding	21,937		21,969	25,868

Basic earnings per common share from continuing operations	$0.21		$0.10	$0.06
Basic loss per common share from discontinued operations	$(0.06)		$(0.06)	$(0.18)

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
Diluted earnings (loss) per common share:	2017	2016	2015
Numerator:
Net income from continuing operations	$4,556	$2,229	$1,539
Net loss from discontinued operations	$(1,372)	$(1,324)	$(4,765)

Denominator:
Weighted-average common shares outstanding	21,937	21,969	25,868
Effect of dilutive securities from stock-based compensation plans	174	47	36
Denominator for diluted earnings per common share	22,111	22,016	25,904

Diluted earnings per common share from continuing operations	$0.21	$0.10	$0.06
Diluted loss per common share from discontinued operations	$(0.06)	$(0.06)	$(0.18)
Weighted-average shares outstanding excludes antidilutive shares underlying options that totaled 2.3 million, 2.9 million, and 3.3 million shares, respectively, from the computation of diluted earnings per common share for the years ended December 31, 2017, 2016, and 2015.

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
Goodwill by reportable segments during 2017 and 2016 was as follows (in thousands):

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Total
Balance, January 1, 2016	$10,755	$813	$242	$11,810
Goodwill recorded in connection with business combinations	—	—	2,146	2,146
Foreign currency translation	—	(133)	—	(133)
Balance, December 31, 2016	10,755	680	2,388	13,823
Goodwill recorded in connection with business combinations	2,685	869	140	3,694
Foreign currency translation	—	131	—	131
Balance, December 31, 2017	$13,440	$1,680	$2,528	$17,648
During 2017, we recorded goodwill of $3.6 million in our Recovery Audit Services - Americas and Recovery Audit Services - Europe/Asia-Pacific segments in conjunction with the acquisition of Cost & Compliance Associates, LLC and Cost & Compliance Associates Limited respectively, (collectively "C&CA") on February 23, 2017. C&CA is a commercial recovery audit and contract compliance firm with operations in the U.S. and the UK (refer to Note 12 below).
During 2016, we recorded goodwill of $2.1 million in our Adjacent Services segment in conjunction with our October 31, 2016 acquisition of Lavante. Lavante is a SaaS-based SIM and recovery audit services firm, based in San Jose, California. Lavante’s assets consist primarily of its proprietary software applications and customer contracts.
(b) Intangible Assets
Intangible assets consist principally of amounts we assigned to customer relationships, trademarks, non-compete agreements and trade names in conjunction with business acquisitions. Changes in gross carrying amounts for intangible assets in 2015 related primarily to the divestiture of certain assets from a document service offering ("SDS assets"). Note 12 – Business Acquisitions and Divestitures below includes a more detailed description of the divestiture in 2015 and recent acquisitions. Certain of our intangible assets associated with acquisitions of assets or businesses by our foreign subsidiaries are denominated in the local currency of such subsidiary and therefore are subject to foreign currency ("FX") adjustments. We present the amounts for these transactions in United States dollars utilizing foreign currency exchange rates as of the respective balance sheet dates.
Amortization expense relating to intangible assets was $3.6 million in 2017, $1.8 million in 2016 and $2.5 million in 2015. As of December 31, 2017 and based on our current amortization methods, we project amortization expense relating to intangible assets for the next five years will be $3.4 million in 2018, $3.5 million in 2019, $3.3 million in 2020, $1.7 million in 2021 and $0.9 million in 2022. We use accelerated amortization methods for customer relationships and trade names, and straight-line amortization for non-compete agreements and trademarks.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in noncurrent intangible assets during 2017 and 2016 were as follows (in thousands):

	Customer Relationships	Trademarks	Non- compete Agreements	Software	Trade Names	Total
Gross carrying amount:
Balance, January 1, 2016	$37,784	$931	$1,477	$—	$2,200	$42,392
Acquisition of Lavante Assets	—	—	—	6,178	—	6,178
FX adjustments and other	(1,211)	(78)	(155)	—	—	(1,444)
Balance, December 31, 2016	36,573	853	1,322	6,178	2,200	47,126
Acquisition of C&CA Assets	9,556	135	1,232	—	—	10,923
FX adjustments and other	777	38	75	—	—	890
Balance, December 31, 2017	$46,906	$1,026	$2,629	$6,178	$2,200	$58,939
Accumulated amortization:
Balance, January 1, 2016	$(31,246)	$(881)	$(1,381)	$—	$(2,200)	$(35,708)
Amortization expense	(1,414)	(50)	(96)	(272)	—	(1,832)
FX adjustments and other	1,179	78	155	—	—	1,412
Balance, December 31, 2016	(31,481)	(853)	(1,322)	(272)	(2,200)	(36,128)
Amortization expense	(1,796)	(22)	(204)	(1,612)	—	(3,634)
FX adjustments and other	(585)	(38)	(76)	—	—	(699)
Balance, December 31, 2017	$(33,862)	$(913)	$(1,602)	$(1,884)	$(2,200)	$(40,461)
Net carrying amount:
Balance, December 31, 2016	$5,092	$—	$—	$5,906	$—	$10,998
Balance, December 31, 2017	$13,044	$113	$1,027	$4,294	$—	$18,478
Estimated useful life (years)	6-15 years	5 years	1-5 years	4 years	4-5 years

(5) DEBT
In May of 2016, the Company adopted ASU 2015-03, Interest - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changed the presentation of debt issuance costs on the balance sheet by requiring that they be presented as a direct deduction from the related debt liability, rather than represented as a separate asset. As a result, the Company’s deferred financing costs are now reflected in Long-term debt, excluding current portion on the Company’s Consolidated Balance Sheets for all periods presented. Long-term debt as of December 31, 2017 and 2016 consists of the following (in thousands):

	As of December 31
	2017			2016
	Gross	DFC (1)	Net	Gross	DFC	Net
Revolving Facility	$13,600	$(131)	$13,469	$3,600	$—	$3,600
Capital lease obligations	105	—	105	—	—	—
Total long term debt	13,705	(131)	13,574	3,600	—	3,600
Less: Current portion of long-term debt	48	—	48	3,600	—	3,600
Long-term debt, excluding current portion	$13,657	$(131)	$13,526	$—	$—	$—

(1)	DFC refers to deferred financing costs related to the Company's long-term debt.

On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility initially consisted of a $15.0 million committed revolving credit facility and a $15.0

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

million term loan. The SunTrust credit facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of our assets.
The Company modified the existing credit facility agreement through various amendments during fiscal years 2014 and 2016. Included in these amendments was the refinancing of the committed credit facility in 2014, and clarification of certain definitions and other terms of the facility in 2016. The refinancing resulted in an extended maturity date of December 23, 2017, as well as lower interest rate. Pursuant to the December 2014 amendment, the credit facility would bear interest at a rate per annum comprised of a specified index rate based on one-month LIBOR, plus an applicable margin (1.75% per annum). The index rate was determined as of the first business day of each calendar month. We must pay a commitment fee, payable quarterly, on the unused portion of the credit facility.
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
As of December 31, 2017 there was $13.6 million in debt outstanding under the revolving SunTrust facility that will be due December 31, 2019. The amount available for additional borrowing under the SunTrust credit facility was $21.4 million as of December 31, 2017. Based on the terms of the credit facility, as amended, the applicable interest rate at December 31, 2017 was approximately 3.60%. As of December 31, 2017 we were required to pay a commitment fee of 0.25% per annum, payable quarterly, on the unused portion of the revolving SunTrust credit facility.
The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the SunTrust credit facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the SunTrust credit facility includes customary events of default. The Company was in compliance with the covenants in its SunTrust credit facility as of December 31, 2017.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future Commitments
The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s capital lease agreements for each of the fiscal years presented in the table below (in thousands):

Year Ended December 31
2018	$73
2019	13,625
2020	7
Total	$13,705
(6) LEASE COMMITMENTS
PRGX is committed under noncancelable lease arrangements for facilities and equipment. Rent expense, excluding costs associated with the termination of noncancelable lease arrangements, was $5.1 million in 2017, $3.9 million in 2016 and $4.6 million in 2015.
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
Future minimum lease payments under noncancelable operating leases including the amended lease for our principal executive offices, are as follows (in thousands):

Year Ending December 31,	Gross	Sublease Income	Amount
2018	$3,363	$(69)	$3,294
2019	2,981	(72)	2,909
2020	2,527	(74)	2,453
2021	2,116	(77)	2,039
2022	440	—	440
Total payments	$11,427	$(292)	$11,135
(7) INCOME TAXES
Income (loss) before income taxes from continuing operations relate to the following jurisdictions (in thousands):

	Years Ended December 31,
	2017	2016	2015
United States	$(6,502)	$(5,306)	$(244)
Foreign	14,020	8,777	2,152
	$7,518	$3,471	$1,908

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provision for income taxes for continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	1	—	(13)
Foreign	2,230	2,103	1,494
	2,231	2,103	1,481
Deferred:
Federal	(155)	—	—
State	—	—	—
Foreign	886	(861)	(1,112)
	731	(861)	(1,112)
Total	$2,962	$1,242	$369

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The significant differences between the U.S. federal statutory tax rate and the Company’s effective income tax expense for earnings (in thousands) are as follows:

	Years Ended December 31,
	2017	2016	2015
Statutory federal income tax rate	$2,631	$1,180	$649
State income taxes, net of federal effect	(62)	(173)	(240)
Net operating loss limitation	2,975	—	—
Deferred tax true-up	—	(4,103)	8,078
Change in deferred tax asset valuation allowance	(15,338)	4,877	(6,729)
Statutory rate change	13,850	—	—
Foreign tax rate differential	(899)	(712)	(223)
Compensation deduction limitation	—	113	(1,201)
Other, net	(195)	60	35
Total	$2,962	$1,242	$369

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2017	2016
Deferred income tax assets:
Accounts payable and accrued expenses	$1,215	$737
Accrued payroll and related expenses	1,691	3,062
Stock-based compensation expense	3,508	3,531
Depreciation of property and equipment	1,711	2,579
Capitalized Software	—	—
Non-compete agreements	—	—
Unbilled receivables and refund liabilities	1,811	2,216
Operating loss carry-forwards of foreign subsidiary	11,000	10,907
Federal operating loss carry-forwards	17,161	33,087
State operating loss carry-forwards	3,591	3,919
Other	376	1,181
Gross deferred tax assets	42,064	61,219
Less valuation allowance	34,776	50,114
Gross deferred tax assets net of valuation allowance	7,288	11,105
Deferred income tax liabilities:
Intangible assets	1,987	2,299
Capitalized software	29	1,928
Other	3,734	4,609
Gross deferred tax liabilities	5,750	8,836
Net deferred tax assets	$1,538	$2,269

Our reported effective tax rates on income approximated 39.4% in 2017, 35.8% in 2016, and 19.3% in 2015. Reported income tax expense in each year primarily results from taxes on the income of foreign subsidiaries. The effective tax rates generally differ from the expected tax rate primarily due to the Company’s deferred tax asset valuation allowance on the domestic earnings and taxes on income of foreign subsidiaries.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act"), was signed into law making significant changes to the Internal Revenue Code.  The new legislation contains several key provisions that impact the consolidated financial statements for the year ended December 31, 2017. Additionally, in December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax, deferred tax re-measurements, and other items to be incomplete though we have recorded provisional amounts in the consolidated financial statements. We expect to complete our analysis within the measurement period in accordance with SAB 118.
The new legislation contains several key provisions that affect us.    The lowering of the corporate tax rate from 35% to 21% resulted in our deferred tax balances and related valuation allowances being re-measured to reflect the future tax benefit at the new enacted rate.  The U.S. deferred tax assets were reduced by $13.9 million and the valuation allowance was also reduced by $13.9 million.  This remeasurement results in no net impact to the effective tax rate for the year ended December 31, 2017.    In addition the Alternative Minimum Tax (“AMT”) has been repealed for tax years beginning after December 31, 2017 and  the AMT credit will be refundable in future years.  The Company has an AMT credit balance of approximately $155,000 recorded as a deferred tax asset and has now released the valuation allowance related to this balance, resulting in a $155,000 income tax benefit. The Tax Act requires the payment of a transition tax on the mandatory deemed repatriation of cumulative unremitted foreign earnings, the larger amount measured on November 2, 2017 and December 31, 2017. Based upon all available evidence and the Company’s analysis, there is no transition tax liability due to a net earnings and profits deficit in our controlled foreign corporations and no impact to the effective tax rate for the year ended December 31, 2017.   The Global Intangible Low Tax Income Tax (“GILTI”) is a U.S. minimum tax on the foreign earnings on intangible assets.  The Company has elected to account for the impact of the minimum tax in the period realized.  GILTI results in no impact to the effective tax rate for the year ended December 31, 2017.
We undertook a detailed review of our deferred taxes and it was determined with the exception of the deferred tax assets associated with the AMT credit described above, a valuation allowance was required for all other U.S. deferred tax assets. We continue to maintain a valuation allowance on our U.K. deferred tax assets. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, we consider all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities, the length of carryback and carryforward periods and the implementation of tax planning strategies. Since this evaluation requires consideration of future events, significant judgment is required in making the evaluation, and our conclusion could be materially different should certain of our expectations not be met. The balance of our valuation allowance was $34.8 million as of December 31, 2017, representing a change of $15.3 million from the valuation allowance of $50.1 million recorded as of December 31, 2016. The primary driver of the valuation allowance movement was determined by the re-measurement of deferred tax assets and corresponding valuation allowance due to the reduction in the U.S. corporate tax rate under The Act as discussed above.
In 2015, management determined that a valuation allowance was no longer required against the deferred tax assets of one of its U.S. branches in Australia. As of December 31, 2015, we had gross deferred tax assets of $1.5 million relating to this subsidiary. The benefit of these deferred tax assets is reflected as a credit to tax expense of $0.5 million during the year ended December 31, 2015.
In 2016, management determined that a valuation allowance was no longer required against the deferred tax assets of its U.S. branches in New Zealand and Singapore. As of December 31, 2016, we had gross deferred tax assets of $8.4 million relating to those foreign subsidiaries. The benefit of these deferred tax assets is reflected as a credit of $1.7 million to tax expense during the year ended December 31, 2016.
In 2017, management determined that a valuation allowance was no longer required against the deferred tax assets of certain of its U.S. branches in Spain, Taiwan, Thailand and Mexico. As of December 31, 2017, we had gross deferred tax assets of $0.9 million relating to those foreign subsidiaries. The benefit of these deferred tax assets is reflected as a credit of $0.2 million to tax expense during the year ended December 31, 2017.
As of December 31, 2017, we had approximately $81.7 million of U.S. federal loss carry-forwards available to reduce future U.S. federal taxable income. The U.S. federal loss carry-forwards expire between 2025 and 2035. As of December 31, 2017, we had approximately $65.0 million of state loss carry-forwards available to reduce future state taxable income. The state loss carry-forwards expire between 2018 and 2037 and are subject to certain limitations. The U.S. federal and state loss carry-forwards at December 31, 2017, reflect adjustments for current period write-downs associated with ownership changes for state tax purposes.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Generally, we have not provided deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. As it relates to the earnings of our Brazilian subsidiary, we assert that we are not permanently reinvested. We did not provide additional incremental U.S. income tax expense on these amounts as our Brazilian subsidiary did not have undistributed earnings during the year.
On December 30, 2016, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards and also resulted in the write-off of certain deferred tax assets and the related valuation allowances that the Company recorded in 2017. The Company has performed its assessment and has determined that $87.3M million of the gross federal net operating losses outstanding as of December 30, 2016 will be available for use going-forward.
A reconciliation of our beginning and ending amount of unrecognized tax benefits and related accrued interest thereon is as follows:

	Unrecognized Tax Benefits	Accrued Interest and Penalties
Balance at January 1, 2015	$677	$220
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to the prior years	—	24
Decrease based on payments made during the year	—	—
Decreases based on tax positions related to the prior years	$(142)	$(42)
Balance at December 31, 2015	$535	$202
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to the prior years	—	11
Decreases based on payments made during the year	—	—
Decreases based on tax positions related to the prior years	(38)	(59)
Balance at December 31, 2016	$497	$154
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to the prior years	116	19
Decreases based on payments made during the year	—	—
Decreases based on tax positions related to the prior years	(420)	(145)
Balance at December 31, 2017	$193	$28
Due to the complexity of the tax rules underlying these unrecognized tax benefits, and the unclear timing of tax audits, tax agency determinations, and other events, we cannot establish reasonably reliable estimates for the periods in which the cash settlement of these liabilities will occur.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. As of December 31, 2017, the 2014 through 2016 tax years generally remain subject to examination by federal and most state and foreign tax authorities. The use of net operating losses generated in tax years prior to 2014 may also subject returns for those years to examination.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(8) EMPLOYEE BENEFIT PLANS
We maintain a defined contribution retirement plan (the "Plan") in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer a portion of their annual compensation and contribute such amount to one or more investment funds. We match employee contributions in a discretionary amount to be determined by management and approved by the Board of Directors each plan year up to the lesser of 6% of an employee’s annual compensation or $3,000 per participant. We also may make additional discretionary contributions to the Plan as determined by management and approved by the Board of Directors each plan year. Company matching funds and discretionary contributions vest 100% after three years of service for participants who either had attained three or more years of service or were hired on or after January 1, 2012. For all other participants, company matching funds and discretionary contributions vest at the rate of 20% after two years of service and 100% after three years of service. We amended the Plan in 2013 to add Roth 401(k) plan features that allow participating employees to make post-tax contributions in addition to, or in lieu of, the pre-tax contributions allowed under the Plan. Company matching funds are made on a pre-tax basis for both pre-tax and post-tax employee contributions, and are subject to the above limitations based on the aggregate pre-tax and post-tax contribution by the participant. The Company contributed to the Plan approximately $0.8 million in 2017, $0.8 million in 2016, and $0.8 million in 2015.
(9) CAPITAL STRUCTURE
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, bringing the total amount of its common stock that the Company could repurchase under the program to $20.0 million. On October 24, 2014, our Board of Directors authorized a $20.0 million increase to the stock repurchase program, increasing the total share repurchase program to $40.0 million, and extended the duration of the program to December 31, 2015. In October 2015, our Board of Directors authorized an additional $10.0 million increase to the stock repurchase program, increasing the total share repurchase program to $50.0 million, and extended the duration of the program to December 31, 2016. In December 2016, our Board of Directors authorized an additional $10.0 million increase to the stock repurchase program, increasing the total share repurchase program to $60.0 million, and extended the duration of the program to December 31, 2017. In December 2017, our Board of Directors extended the duration of the program to December 31, 2018. We repurchased 0.9 million shares of our common stock during the year ended December 31, 2016 for $3.8 million and no shares in the year ended December 31, 2017.
Pursuant to exercises of outstanding stock options, we issued 225,043 shares of our common stock having a value of $1.5 million in the year ended December 31, 2017 and 90,496 shares of our common stock having a value of $0.3 million in the year ended December 31, 2016.

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
(11) STOCK-BASED COMPENSATION
Plan Summary
During 2017, the Company had two shareholder-approved stock-based compensation plans under which equity awards have been granted: (1) the 2008 Equity Incentive Plan (“2008 EIP”); and (2) the 2017 Equity Incentive Compensation Plan (“2017 EICP”) (collectively, the “Plans”). The Company generally issues authorized but previously unissued shares to satisfy stock option exercises, grants of restricted stock awards and vesting of restricted stock units.
2008 EIP Awards
During the first quarter of 2008, the Board of Directors of the Company adopted the 2008 EIP, which was approved by the shareholders at the annual meeting of the shareholders on May 29, 2008. The 2008 EIP authorized the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other incentive awards. Pursuant to amendments to the 2008 EIP that were approved by the Board of Directors and the Company's shareholders, 10,600,000 shares were reserved for issuance under the 2008 EIP to award grants to key employees, directors and service providers. The options granted pursuant to the 2008 EIP generally had seven year terms and vested in equal annual increments over the vesting period, which typically was three years for employees and one year for directors. No further awards can be granted from the 2008 EIP following the approval of the 2017 EICP by shareholders on June 27, 2017.
2017 EICP Awards
In April 2017, the Board of Directors adopted the 2017 EICP, which was approved by the shareholders at the annual meeting of the shareholders on June 27, 2017. The 2017 EICP applies to awards granted on or after June 27, 2017. Under the 2017 EICP, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, restricted stock units, performance units, performance shares, dividend equivalents, bonus shares, and other stock-based or cash-based awards. The maximum number of shares of common stock that may be issued pursuant to the awards under the 2017 EICP is 3.4 million shares plus that number of shares of common stock subject to awards granted under the 2008 EIP that were outstanding when the 2017 EICP became effective and that subsequently terminate without deleting of the shares, whether by lapse, forfeiture, cancellation, or otherwise. The options granted to date pursuant to the 2017 EICP have a term of seven years. As of December 31, 2017, there were approximately 3.1 million shares available for future grants under the 2017 EICP.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Grants
Option Awards
The following table summarizes stock option awards granted during the years ended December 31, 2017, 2016, and 2015:

Grantee Type	# of Options Granted	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
2017
Director group	90,566	1 year or less	$6.34	$3.49
Director group (1)	35,000	3 years	$6.25	$3.50
CEO grant	500,000	4 years	$7.35	$2.36
Employee group	30,000	3 years	$7.25	$3.99
Employee inducement (2)	335,000	3 years	$6.19	$3.41

2016
Director group (3)	195,417	1 year or less	$5.01	$2.71
Director group(1)	35,000	3 years	$4.80	$2.66
Employee inducement (4)(5)	232,500	3 years	$4.61	$2.60

2015
Director group	249,273	1 year or less	$4.49	$2.44
Employee group	17,092	3 years	$3.99	$1.33
Employee inducement (6)	135,000	3 years	$5.51	$1.42

(1)	The Company granted non-qualified stock options to one director in connection with the director joining the Company's board of directors.

(2)	The Company granted non-qualified stock options outside its existing stock-based compensation plans to certain employees.

(3)	Includes 20,417 non-qualified stock options granted to one director in connection with the director joining the Company's board of directors.

(4)	The Company granted non-qualified stock options outside its existing stock-based compensation plans in 2016 in connection with an employee joining the Company.

(5)	The Company granted non-qualified stock options outside its existing stock-based compensation plans in connection with the closing of the Lavante acquisition.

(6)	The Company granted non-qualified stock options outside its existing stock-based compensation plans in 2015 to three employees in connection with the employees joining the Company.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Nonvested Stock Awards
The following table summarizes nonvested stock awards granted during the years ended December 31, 2017, 2016 and 2015:

Grantee Type	# of Stock Awards Granted	Vesting Period	Weighted Average Grant Date Fair Value
2017
Director group	51,179	1 year or less	$6.35
Employee group (1)	641,751	3 years or less	$6.31
Employee inducement (2)	100,000	3 years or less	$6.33

2016
Employee group (3)	1,250,750	2 years	$4.88
Employee inducement (4)	100,000	3 years	$4.94

2015
Director group	4,273	1 year or less	$4.02
Director group	17,092	3 years	$3.99
Employee group (5)	2,493,333	3 years	$3.99
Employee inducement (6)	10,000	3 years	$5.29

(1)
The Company granted nonvested performance-based stock awards (restricted stock units), restricted stock units and restricted stock awards in the first quarter of 2017 to twelve executive officers totaling 458,000 units. During the second quarter of 2017, the Company issued 183,751 restricted stock awards and restricted stock units to key employees.

(2)
The Company granted nonvested performance-based stock awards (restricted stock units) and restricted stock awards in 2017 to two executive officers in connection with the employees joining the Company.

(3)	The Company granted nonvested performance-based stock awards (restricted stock units) in 2016 to five executive officers, and certain other key employees.

(4)
The Company granted nonvested performance-based stock awards (restricted stock units) outside its existing stock-based compensation plans in 2016 to three employees in connection with the employees joining the Company.

(5)
The Company granted nonvested performance-based stock awards (restricted stock units) in the first quarter of 2015 to eight executive officers totaling 1,325,000 units. During the third and fourth quarters of 2015, the Company issued 1,168,333 units to key employees.

(6)	The Company granted nonvested stock awards (restricted stock) outside its existing stock-based compensation plans in 2015 to two employees in connection with the employees joining the Company.

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

Performance-Based Restricted Stock Units

In March 2017, six executive officers and six other senior leaders were granted 274,800 performance-based restricted stock units ("PBUs") under the 2008 EIP. If vested, 100% of the vested PBUs will be paid in whole shares of common stock. 65% of the PBUs vest and become payable based on the cumulative revenue from continuing operations and 35% of the PBUs vest and become payable on the cumulative adjusted EBITDA from continuing operations that the Company achieves, in each case, for the two-year performance period ending December 31, 2018. At the threshold performance level, 35% of the PBUs will become vested and payable and at the target performance level, 100% of the PBUs will become vested and payable. If performance falls between the stated performance levels the percentage of PBUs that shall become vested and payable will be based on a straight line interpolation between such stated performance levels (although the PBUs may not become vested and payable for more than 100% of the PBUs and no PBUs shall become vested and payable if performance does not equal or exceed the applicable threshold performance level).

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2017, one executive officer and one senior leader were granted 59,000 PBUs outside of the existing stock-based compensation plan as an inducement for employment. If vested, 100% of the vested PBUs will be paid in whole shares of common stock. 65% of the PBUs vest and become payable based on the cumulative revenue from continuing operations and 35% of the PBUs vest and become payable on the cumulative adjusted EBITDA from continuing operations that the Company achieves, in each case, for the two-year performance period ending December 31, 2018. At the threshold performance level, 35% of the PBUs will become vested and payable and at the target performance level, 100% of the PBUs will become vested and payable. If performance falls between the stated performance levels the percentage of PBUs that shall become vested and payable will be based on a straight line interpolation between such stated performance levels (although the Units may not become vested and payable for more than 100% of the PBUs and no PBUs shall become vested and payable if performance does not equal or exceed the applicable threshold performance level).

On August 3, 2016, a senior leader of the Company was granted 10,000 performance-based restricted stock units ("PBUs") outside of the existing stock-based compensation plan as an inducement for employment. This employee terminated his employment in the second quarter of 2017. The PBUs were forfeited upon termination.

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

On September 28, 2015, certain employees of the Company were granted 1,123,333 PBUs under the 2008 EIP. On December 14, 2015, certain employees of the Company were granted an additional 45,000 PBUs under the 2008 EIP. The specified performance goals for these PBUs were not achieved and the PBUs were forfeited in the first quarter of 2017.

On March 30, 2015, eight executive officers of the Company were granted 1,325,000 PBUs under the 2008 EIP. The specified performance goals for these PBUs were not achieved and the PBUs were forfeited in the first quarter of 2017.

The following table summarizes the PBUs granted during the years ended December 31, 2017, 2016 and 2015:

	Total PBUs Granted	PBUs to be Settled in Common Stock (1)	PBUs to be Settled in Cash (2)
2017	333,800	333,800	—
2016	1,350,750	560,670	790,080
2015(3)	2,493,333	954,583	1,538,750

(1)	Represents the number of PBUs to be settled in common stock at the target performance level.

(2)	Represents the number of PBUs to be settled in cash at the target performance level.

(3)	PBUs were forfeited.

    During 2015, the PBUs were expensed at the target performance level based on management's estimates. During the fourth quarter of 2015, it was determined it was "not probable" that the threshold performance level would be achieved by the vesting period ending December 31, 2016 and the Company reversed approximately $0.8 million of expense incurred in the second quarter and $0.6 million of expense incurred in third quarter, a total of $1.4 million for the year ended December 31, 2015. During 2017 and 2016, the PBUs that were granted in 2017 and 2016 were expensed at the target performance level based on management's estimates.

Stock Appreciation Rights

On April 27, 2016, the Company's Chief Executive Officer was granted stock appreciation rights (“SARs”) covering 200,000 shares of the Company’s common stock under the 2008 EIP. The SARs were issued with an initial value per share equal to $4.71. The SARs will vest and become payable in cash in a lump sum (net of applicable withholdings) on June 30, 2018, subject to the Chief Executive Officer’s continued employment through such date. Upon vesting, the Company will pay an amount equal to the excess of the fair market value, as of June 30, 2018, of the shares of the Company’s common stock with respect to the SARs that have become vested and payable over $4.71, the fair market value (closing price) of the Company's common stock on April 27, 2016.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Activity
A summary of option activity as of December 31, 2017, and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000’s)
Outstanding at January 1, 2017	3,420,385	$6.26	4.30 years	$1,204
Granted	990,566	6.82
Exercised	(225,043)	5.23		$299
Forfeited	(475,504)	6.01
Expired	(311,111)	6.18
Outstanding at December 31, 2017	3,399,293	$6.54	4.05 years	$2,367
Exercisable at December 31, 2017	2,290,967	$6.52	3.20 years	$1,654

The weighted-average grant date fair value of options granted was $2.91 per share in 2017, $2.66 per share in 2016 and $2.32 per share in 2015. The total intrinsic value of options exercised was $0.3 million in 2017, $0.1 million in 2016 and less than $0.1 million in 2015.

For time-vested option grants that resulted in compensation expense recognition, we used the following assumptions in our Black-Scholes valuation models:

Years Ended December 31,
	2017	2016	2015
Risk-free interest rates (1)	1.38% - 1.96%	0.58% - 1.20%	0.80% - 1.59%
Dividend yields (2)	—%	—%	—%
Volatility factor of expected market price (3)	.540 - .749	.391 - .779	.323 - .733
Weighted-average expected term of options (4)	2.2 - 4 years	1.3 - 4.5 years	3.1 - 5 years
Forfeiture rate (5)	—%	—%	—%

(1)	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding to the expected term of the options.

(2)	The Company has not historically declared dividends.

(3)	The expected volatility is based on the historical volatility of the Company's stock.

(4)	The expected term represents the weighted average period of time that the stock options are expected to be outstanding, giving consideration to the vesting schedules.

The Company accounts for forfeitures as they occur rather than estimating expected forfeitures.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of nonvested stock awards (including restricted stock, restricted stock units and performance-based restricted stock units) activity as of December 31, 2017 and changes during the year then ended is presented below:

Nonvested Stock	Shares	Weighted Average Grant Date Fair Value (Per Share)
Nonvested at January 1, 2017	3,893,050	$4.37
Granted	792,930	6.32
Vested	(45,002)	6.24
Forfeited	(2,524,282)	4.09
Nonvested at December 31, 2017	2,116,696	$5.36
The weighted-average grant date fair value of nonvested stock awards (restricted stock and restricted stock units) granted was $6.32 per share in 2017, $4.86 per share in 2016 and $4.00 per share in 2015. The total vest date fair value of stock awards vested during the year was $0.3 million in 2017, $0.7 million in 2016 and $1.2 million in 2015.
Stock-based compensation expense was $7.1 million in 2017, $5.1 million in 2016, and $3.9 million in 2015. We include these charges in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.
Total unrecognized compensation expense related to nonvested stock-based compensation as of December 31, 2017 is as follows (dollars in thousands):

	Stock		Restricted	Restricted
	Options	SAR	Stock Awards	Stock Units	Total

Unrecognized compensation expense	$2,565	$77	$1,752	$1,628	$6,022
Weighted-average remaining recognition period (in years)	2.9	0.3	2.3	1.4	2.3

(12) BUSINESS ACQUISITIONS AND DIVESTITURES
We completed several acquisitions and divestitures in recent years that we describe below. Generally, we acquire businesses that we believe will provide a strategic fit for our existing operations, cost savings and revenue synergies, or enable us to expand our capabilities. We divest assets or businesses that we no longer find strategically aligned with our service offerings.
Cost & Compliance Associates Acquisition
In February 2017, we completed the acquisition of Cost & Compliance Associates, LLC and Cost & Compliance Associates Limited (collectively "C&CA"). C&CA is a commercial recovery audit and contract compliance firm with operations in the U.S. and the UK. We acquired substantially all of the assets of C&CA for approximately $10.0 million in cash plus potential earnout consideration of up to $8.0 million.
The actual payment of the earnout consideration will be based on achieving certain financial targets over a two year period that commenced on March 1, 2017 and will conclude on February 28, 2019. Management estimated that the fair value of the earnout consideration was approximately $5.9 million at the date of acquisition. During 2017, the Company recognized accretion of $0.9 million on the fair value of the earnout amount which was included in Interest expense in the Consolidated Statements of Operations, and increased the related contingent consideration liability. As of December 31, 2017, the contingent consideration liability related to the C&CA acquisition was $6.8 million, of which $3.7 million was included in current Business acquisition obligations and $3.1 million was included in long-term Business acquisition obligations in our Consolidated Balance Sheet. We funded the purchase price and acquisition costs from borrowings under our credit facility, further described in Note 5.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Purchase Price Allocation
We allocated the aggregate purchase price for C&CA to the net tangible and intangible assets acquired based on their fair values as of February 23, 2017. We based the allocation of the purchase price on a valuation for intangible assets and the carrying value for the remaining assets and liabilities, as the carrying value approximates their fair value. The fair value of C&CA's identifiable intangible assets were measured using the income approach which includes a projection of estimated future discounted cash flows using a discount rate that is specific to the business risk, cost of capital and other factors. We recorded the excess of the purchase price over the net tangible and intangible assets as goodwill, which has been allocated and recognized as goodwill within our Recovery Audit Services-Americas and Recovery Audit Services-Europe/Asia-Pacific business segments. Factors that contributed to the recognition of goodwill included expected synergies and the trained workforce.
Our purchase price allocation was as follows (in thousands):

Accounts receivable, net	$1,621
Commissions receivable	48
Prepaid expenses	109
Other current assets, net	6
Intangible assets	10,923
Goodwill	3,554
Fixed assets, net	323
Accounts payable	(125)
Accrued commissions	(537)
Total consideration paid	$15,922
Contingent consideration	(5,954)
Total cash paid	$9,968
The intangible assets acquired were as follows (in thousands):

	Fair Value	Remaining useful life
Customer relationships	$9,556	14 years
Non-compete	1,232	4 years
Trademarks	135	4 years
	$10,923
We have included the results of C&CA from the date of acquisition through December 31, 2017 in our Consolidated Statement of Operations. In fiscal year 2017, we included revenue of $7.8 million and income before income tax of $0.8 million in our Recovery Audit Services - Americas business segment, and revenue of $3.3 million and income before income tax of $1.0 million in our Recovery Audit Services - Europe/Asia- Pacific business segment.
Unaudited Supplemental Financial Information
Our unaudited pro forma results presented below, including C&CA, for the years ended December 31, 2017 and 2016 are presented as if the acquisition had been completed on January 1, 2016. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the C&CA acquisition been completed on January 1, 2016. In addition, the unaudited pro forma information does not purport to project future operating results.

	Year Ended December 31,
(in thousands)	2017	2016
Unaudited pro forma revenue	162,459	155,626
Unaudited pro forma net income from continuing operations	3,886	5,365

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lavante Acquisition
In October 2016, we completed the acquisition of Lavante, Inc. ("Lavante"). Lavante is a SaaS-based procure-to-pay supplier information management (SIM) and recovery audit services firm, based in San Jose, California. We acquired substantially all of the assets of Lavante, which primarily consisted of its proprietary software applications, for $3.8 million in cash, plus potential earnout consideration of up to $4.5 million.
The actual payment of the earnout consideration will be based on achieving certain financial targets over a two year period that commenced on October 31, 2016 and will conclude on December 31, 2018. Management estimated that the fair value of the earnout consideration was approximately $3.8 million at the date of acquisition, of which $2.0 million was included in Other current liabilities and $1.8 million was included in Other long-term liabilities in our Consolidated Balance Sheet as of December 31, 2016. During 2017, the Company recognized accretion of $0.3 million on the fair value of the earnout amount which was included in Interest expense in the Consolidated Statements of Operations, and increased the related contingent consideration liability. In the fourth quarter of 2017, it was determined that a portion of the earnout consideration would not be achieved and we reduced the related contingent consideration liability by $2.1 million. This adjustment was included in Acquisition-related adjustments in the Consolidated Statements of Operations for the year ended December 31, 2017. As of December 31, 2017, the contingent consideration liability related to the Lavante acquisition was $2.0 million, of which $0.1 million was included in current Business acquisition obligations and $1.9 million was included in long-term Business acquisition obligations in our Consolidated Balance Sheet. We funded the purchase price and acquisition costs from borrowings on our credit facility, further described in Note 5.
Purchase Price Allocation
We allocated the aggregate purchase price for Lavante to the net tangible and intangible assets acquired based on their fair values as of October 31, 2016. We based the allocation of the purchase price on a valuation of intangible assets, and the carrying value for the remaining assets and liabilities as the carrying value approximated their fair value. The fair value of Lavante's identifiable intangible assets were measured using a form of the income approach, and a cost approach. The income approach includes a projection of estimated future discounted cash flows using a discount rate that is specific to the business risk, cost of capital and other factors. We recorded the excess of the purchase price over the net tangible and intangible assets as goodwill within our Adjacent Services business segment. Factors that contributed to the recognition of goodwill included expected synergies and the trained workforce.
Our purchase price allocation was as follows (in thousands):

Cash and cash equivalents	$28
Accounts receivable, net	207
Other current assets	92
Intangible assets	6,178
Goodwill	2,286
Fixed assets, net	98
Accounts payable	(121)
Deferred revenue	(370)
Other current liabilities	(757)
Total consideration paid	$7,641
Contingent consideration(1)	(3,832)
Total cash paid	$3,809
(1) In the fourth quarter of 2017, we reduced the earnout liability by $2.1 million. At December 31, 2017, the balance was $2.0 million.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The intangible assets acquired were as follows (in thousands):

	Fair Value	Remaining useful life
Trademarks	$163	4 years
Patents	114	1 year
Software	5,901	4 years
Total intangible assets	$6,178
We have included the results of Lavante from its date of acquisition through December 31, 2017 in our Consolidated Statement of Operations, which consisted of revenue of $0.4 million and a loss before income tax of $0.9 million in the year ended December 31, 2016, and revenue of $1.9 million and a loss before income tax of $4.8 million in the year ended December 31, 2017. The results from Lavante are included in our Adjacent Services business segment.
Unaudited Supplemental Financial Information
Our unaudited pro forma results presented below, including Lavante, for the years ended December 31, 2016 and 2015 are presented as if the acquisition had been completed on January 1, 2015. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the Lavante acquisition been completed on January 1, 2015. In addition, the unaudited pro forma information does not purport to project future operating results.

	Year Ended December 31,
(in thousands)	2016	2015
Unaudited pro forma revenue	143,198	140,994
Unaudited pro forma net (loss) income from continuing operations	(3,418)	(5,516)

Global Edge Acquisition
In December 2015, we acquired the SIM business of Global Edge for a purchase price of $0.7 million. The purchase price included an initial cash payment of $0.5 million and additional cash consideration based on the performance of the acquired businesses over a two year period from the date of acquisition valued at $0.2 million. In the fourth quarter of 2017, we determined that the performance targets for the additional cash consideration would not be achieved, and reduced the related contingent consideration liability by $0.2 million. This adjustment was included in Acquisition-related adjustments in the Consolidated Statements of Operations for the year ended December 31, 2017.
Divestitures
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(13) QUARTERLY RESULTS (UNAUDITED)
The following tables set forth certain unaudited condensed consolidated quarterly financial data for each of the last eight quarters during our fiscal years ended December 31, 2017 and 2016. We have derived the information from unaudited Condensed Consolidated Financial Statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The quarterly results are updated for continuing operations.

	2017 Quarter Ended				2016 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Revenue	$33,569	$38,510	$42,467	$47,074	$31,233	$35,291	$35,137	$39,183
Operating expenses:
Cost of revenue	23,026	25,605	26,675	26,746	21,646	23,431	22,367	23,855
Selling, general and administrative expenses	10,536	11,424	12,189	12,792	8,848	9,620	9,883	11,048
Depreciation of property and equipment	1,220	1,109	1,133	1,107	1,232	1,216	1,376	1,209
Amortization of intangible assets	722	722	722	1,468	394	395	393	650
Acquisition-related adjustments	—	—	—	(2,283)	—	—	—	—
Total operating expenses	35,504	38,860	40,719	39,830	32,120	34,662	34,019	36,762
Operating (loss) income from continuing operations	(1,935)	(350)	1,748	7,244	(887)	629	1,118	2,421
Foreign currency transaction (gains) losses on short-term intercompany balances	(552)	(957)	(418)	(263)	(1,007)	196	(165)	1,060
Interest expense (income), net	37	48	142	1,312	(29)	(12)	(14)	(98)
Other (income) loss	(199)	5	17	17	10	18	(168)	19
(Loss) income from continuing operations before income taxes	(1,221)	554	2,007	6,178	139	427	1,465	1,440
Income tax expense (benefit)	627	879	930	526	204	460	(685)	1,263
Net (loss) income from continuing operations	(1,848)	(325)	1,077	5,652	(65)	(33)	2,150	177

Basic (loss) earnings per common share from continuing operations (1)	$(0.08)	$(0.01)	$0.05	$0.26	$—	$—	$0.10	$0.01

Diluted (loss) earnings per common share from continuing operations (1)	$(0.08)	$(0.01)	$0.05	$0.26	$—	$—	$0.10	$0.01

(1)	We calculate each quarter as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2017.
Changes in internal controls over financial reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an assessment of the effectiveness of internal control over financial reporting based on the framework (2013 Framework) in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2017 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.
Management’s report shall not be deemed filed for purposes of Section 18 of the Exchange Act.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
PRGX Global, Inc. and subsidiaries
Atlanta, Georgia
Opinion on Internal Control over Financial Reporting
We have audited PRGX Global, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the accompanying index and our report dated March 13, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Atlanta, Georgia
March 13, 2018

ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by Item 10 of this Form 10-K is incorporated herein by reference to the information contained in the sections captioned “Proposal I: Election of Directors”, “Information about the Board of Directors and Committees of the Board of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement (the “Proxy Statement”) for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).
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
Securities Authorized for Issuance Under Equity Compensation Plans
During 2017, the Company had two shareholder approved stock-based compensation plans under which equity awards have been granted: (1) the 2008 Equity Incentive Plan (“2008 EIP”) and (2) the 2017 Equity Incentive Compensation Plan ("2017 EICP").
Under the 2008 EIP, previously approved by our Board of Directors, we reserved shares of common stock for issuance in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other incentive awards. Pursuant to amendments to the 2008 EIP that were approved by the Board of Directors and the Company's shareholders, 10,600,000 shares were reserved for issuance under the 2008 EIP.
On June 27, 2017, the shareholders approved the 2017 EICP which applies to awards granted on or after June 27, 2017. Under the 2017 EICP, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, restricted stock units, performance units, performance shares, dividend equivalents, bonus shares, and other stock-based or cash-based awards. The maximum number of shares of common stock that may be issued under the 2017 EICP is 3,400,000 shares plus that number of shares of common stock subject to awards granted under the 2008 EIP that were outstanding when the 2017 EICP became effective.

The following table presents certain information with respect to compensation plans under which equity securities of the registrant were authorized for issuance as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2008 EIP (1), (2)	3,088,355	$6.51	—
2017 EICP (2), (3)	500,000	7.34	3,078,668
Equity compensation plans not approved by security holders (2), (4)	664,000	5.89	—
Total (2)	4,252,355	$6.54	3,078,668

(1)
This amount includes 2,294,293 stock options and 794,062 performance-based restricted stock units (“PBUs”) and restricted stock units ("RSUs") that, if and when vested, will be settled in shares of PRGX common stock. For PBUs for which the performance period has ended as of December 31, 2017, the amounts reported in the table reflect the expected number of PBUs to be earned based on actual performance measured at the end of the performance period. The amounts reported in the table assumed target level performance for PBUs for which the performance period has not ended as of December 31, 2017.

(2)	Weighted-average exercise price of outstanding options only.

(3)	This amount represents non-qualified stock options granted under the 2017 EICP.

(4)	This amount includes 575,000 options and 59,000 PBUs that represent inducement grants, which were made outside of the existing stock-based compensation plans.

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

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of the report
(1) Consolidated Financial Statements:

For the following consolidated financial information included herein, see Index on Page 36.
(2) Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts	81

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands)

		Additions	Deductions
Description	Balance at Beginning of Year	Charge (Credit) to Costs and Expenses	Credit to the respective receivable (1)	Balance at End of Year
2017
Allowance for doubtful accounts receivable	$799	724	(24)	$1,499
Allowance for doubtful employee advances and miscellaneous receivables	$500	1,665	(1,873)	$292
Deferred tax valuation allowance	$50,114	(15,338)	—	$34,776
2016
Allowance for doubtful accounts receivable	$930	(129)	(2)	$799
Allowance for doubtful employee advances and miscellaneous receivables	$681	2,184	(2,365)	$500
Deferred tax valuation allowance	$45,565	4,549	—	$50,114
2015
Allowance for doubtful accounts receivable	$2,243	(1,311)	(2)	$930
Allowance for doubtful employee advances and miscellaneous receivables	$692	1,294	(1,305)	$681
Deferred tax valuation allowance	$52,002	(6,437)	—	$45,565
-----------------------------

(1)	Write-offs net of recoveries.

(3) Exhibits

Exhibit Number	Description
2.1
Asset Purchase Agreement dated October 6, 2016, by and among PRGX USA, INC., PRGX UK LTD., Cost & Compliance Associates, LLC, Cost & Compliance Associates Limited and Robert F. Donohue (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on October 6, 2016).

2.2
Agreement and Plan of Merger dated October 25, 2016, by and among PRGX USA, Inc., Braveheart Merger Co., Lavante, Inc., PointGuard Ventures I, L.P. and Krish Panu (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on October 25, 2016).

2.3
First Amendment to Asset Purchase Agreement, dated February 23, 2017, by and among PRGX USA, INC., PRGX UK LTD., Cost & Compliance Associates, LLC, Cost & Compliance Associates Limited and Robert F. Donohue (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on February 27, 2017).

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

10.5
Third Amendment of Lease, entered into as of January 8, 2014, by and between Galleria 600, LLC and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 14, 2014).

+10.6	PRGX Global, Inc. 2008 Equity Incentive Plan, as Amended and Restated effective April 25, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 30, 2014).

+10.7
Form of Restricted Stock Agreement for Non-Employee Directors under the PRGX Global, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 4, 2008).

+10.8
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the PRGX Global, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 4, 2008).

+10.9	Form of Nonqualified Stock Option Agreement under the PRGX Global, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 14, 2009).

+10.10	Form of Restricted Stock Agreement under the PRGX Global, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 14, 2009).

+10.11
Form of Performance-Based Restricted Stock Unit Agreement for Employees under the PRGX Global, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 1, 2015).

+10.12
Form of PRGX Global, Inc. Restricted Stock Unit Agreement for Non-Employee Directors under the PRGX Global, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 30, 2014.

+10.13
Form of PRGX Global, Inc. Stock Appreciation Rights Agreement under the PRGX Global, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on April 29, 2016).

+10.14	PRGX Global, Inc. 2017 Equity Incentive Compensation Plan effective as of April 25, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 30, 2017).

+10.15	PRGX Global, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 30, 2014).

10.16
Amended & Restated Revolving Credit Agreement dated as of December 23, 2014, among PRGX Global, Inc. and PRGX USA, Inc., as borrowers, the lenders from time to time party thereto and SunTrust Bank, as administrative agent and issuing bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 30, 2014).

10.17
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

10.18
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

10.19
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

10.20
Loan Documents Modification Agreement dated June 21, 2010, by and among the Borrowers, the Guarantors and the Lender (incorporated by reference to Exhibit 10.29.4 to the Registrant’s Form 10-K filed on March 15, 2012).

10.21
Second Loan Documents Modification Agreement dated September 30, 2010, by and among the Borrowers and the Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 1, 2010).

10.22
Third Loan Documents Modification Agreement dated October 17, 2011, by and among the Borrowers and the Lender (incorporated by reference to Exhibit 10.29.6 to the Registrant’s Form 10-K filed on March 15, 2012)

10.23
Fourth Loan Documents Modification Agreement, entered into as of January 17, 2014, by and among the Borrowers, the Guarantors and the Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 24, 2014).

10.24
Fifth Loan Documents Modification Agreement and Waiver, entered into as of May 8, 2014, by and among the Borrowers, the Guarantors and the Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 12, 2014).

10.25
Sixth Loan Documents Modification Agreement and Waiver, entered into as of August 7, 2014, by and among the Borrowers, the Guarantors and the Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 7, 2014).

10.26
Seventh Loan Documents Modification Agreement, entered into as of October 23, 2014, by and among the Borrowers, the Guarantors and the Lender (incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-K filed on March 13, 2015).

10.27
Eighth Loan Documents Modification Agreement, entered into as of December 23, 2014, by and among the Borrowers, the Guarantors and the Lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 30, 2014).

10.28
Ninth Loan Documents Modification Agreement, entered into as of December 21, 2016, by and among the Borrowers, the Guarantors and the Lender (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K filed on March 16, 2017).

10.29
Tenth Loan Documents Modification Agreement, entered into as of May 4, 2017, by and among the Borrowers, the Guarantors and the Lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 9, 2017).

+10.30	Employment Agreement between the Registrant and Victor A. Allums dated November 28, 2008 (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K filed on March 29, 2010).

+10.31	Employment Agreement between the Registrant and Tushar Sachdev dated June 18, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 6, 2013).

+10.32	Employment Agreement between the Registrant and Ronald E. Stewart dated December 13, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 19, 2013).

+10.33
Amendment of Employment Agreement dated April 27, 2016, by and between Ronald E. Stewart and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 29, 2016).

+10.34
Second Amendment of Employment Agreement dated October 25, 2017, by and between Ronald E. Stewart and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 26, 2017).

+10.35
PRGX Non-Qualified Stock Option Agreement dated October 25, 2017, by and between Ronald E. Stewart and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on October 26, 2017).

+10.36	Employment Agreement between the Registrant and Michael Cochrane dated April 24, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 29, 2014).

+10.37	Employment Agreement between the Registrant and Peter Limeri dated September 11, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 21, 2014).

+10.38	Separation Agreement between the Registrant and Michael W. Reene dated January 22, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K filed on March 15, 2016).

+10.39	Separation Agreement between the Registrant and Puneet Pamnani dated April 22, 2016 (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-K filed on March 16, 2017).

+10.40	Employment Agreement dated May 8, 2017, by and between Daryl T. Rolley and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed on August 8, 2017).

10.41
Agreement dated as of November 10, 2016 by and among PRGX Global, Inc. and Matthew A. Drapkin, Northern Right Capital Management, L.P., Northern Right Capital (QP), L.P., and BC Advisors, LLC (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on November 10, 2016).

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO USA, LLP.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2017.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2017.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the year ended December 31, 2017.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
+	Designates management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

By:	/s/ RONALD E. STEWART
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

Date:	March 13, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD E. STEWART	President, Chief Executive Officer and Director	March 13, 2018
Ronald E. Stewart	(Principal Executive Officer)

/s/ PETER LIMERI	Chief Financial Officer, Treasurer and Controller	March 13, 2018
Peter Limeri	(Principal Financial and Accounting Officer)

/s/ MATTHEW A. DRAPKIN	Director	March 13, 2018
Matthew A. Drapkin

/s/ WILLIAM F. KIMBLE	Director	March 13, 2018
William F. Kimble

/s/ MYLLE H. MANGUM	Director	March 13, 2018
Mylle H. Mangum

/s/ GREGORY J. OWENS	Director	March 13, 2018
Gregory J. Owens

/s/ KEVIN COSTELLO	Director	March 13, 2018
Kevin Costello

/s/ JOSEPH E. WHITTERS	Chairman of the Board	March 13, 2018
Joseph E. Whitters