Form 10-K/A
period 2017-12-31
PRGX GLOBAL, INC.
filed 2018-03-14
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K/A
Amendment No. 1
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
Documents Incorporated by Reference
Part III: Portions of Registrant’s Proxy Statement relating to the Company’s 2018 Annual Meeting of Shareholders.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of PRGX Global, Inc. for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 13, 2018 (the “Original Filing”).
     PRGX Global, Inc. is filing this Amendment for the sole purpose of inserting the conformed signatures of our independent registered public accounting firm on their Reports of Independent Registered Public Accounting Firm with respect to the audited financial statements and internal control over financial reporting included in the Original Filing, which conformed signatures were inadvertently omitted. Accordingly, Item 8 and Item 9A of Part II of the Original Filing are being amended hereby solely to reflect these conformed signatures.
In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment.
 No other changes were made to the Original Filing. For ease of reference, the entire Form 10-K, including all other exhibits filed therewith, is included with this Amendment.

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

/s/ BDO USA, LLP
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

/s/ BDO USA, LLP
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

PRGX GLOBAL, INC.

By:	/s/ PETER LIMERI
Peter Limeri
Chief Financial Officer, Treasurer and Controller (Principal Financial and Accounting Officer)

Date:	March 14, 2018