Form 10-Q
period 2018-03-31
PRGX GLOBAL, INC.
filed 2018-05-09
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Common shares of the registrant outstanding at April 25, 2018 were 23,159,167.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue, net	$36,721	$33,569
Operating expenses:
Cost of revenue	24,797	23,026
Selling, general and administrative expenses	11,264	10,535
Depreciation of property and equipment	1,223	1,220
Amortization of intangible assets	788	722
Total operating expenses	38,072	35,503
Operating loss from continuing operations	(1,351)	(1,934)
Foreign currency transaction gains on short-term intercompany balances	(220)	(552)
Interest expense, net	398	37
Other loss (income)	12	(199)
Loss from continuing operations before income tax	(1,541)	(1,220)
Income tax expense	787	627
Net loss from continuing operations	$(2,328)	$(1,847)

Discontinued operations:
Loss from discontinued operations	$(333)	$(336)
Other loss	—	—
Income tax expense (benefit)	—	—
Net loss from discontinued operations	$(333)	$(336)

Net loss	$(2,661)	$(2,183)

Basic loss per common share (Note 2):
Basic loss from continuing operations	$(0.10)	$(0.08)
Basic loss from discontinued operations	(0.01)	(0.02)
Total basic loss per common share	$(0.11)	$(0.10)

Diluted loss per common share (Note 2):
Diluted loss from continuing operations	$(0.10)	$(0.08)
Diluted loss from discontinued operations	(0.01)	(0.02)
Total diluted loss per common share	$(0.11)	$(0.10)

Weighted-average common shares outstanding (Note 2):
Basic	22,573	21,945
Diluted	22,573	21,945
See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(2,661)	$(2,183)
Foreign currency translation adjustments	275	275
Comprehensive loss	$(2,386)	$(1,908)

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$14,948	$18,823
Restricted cash	112	51
Receivables:
Contract receivables, less allowances of $1,261 in 2018 and $1,499 in 2017:
Billed	30,102	36,058
Unbilled	2,477	2,709
	32,579	38,767
Employee advances and miscellaneous receivables, less allowances of $314 in 2018 and $292 in 2017	1,748	1,665
Total receivables	34,327	40,432
Prepaid expenses and other current assets	4,163	4,608
Total current assets	53,550	63,914
Property and equipment	76,377	73,566
Less accumulated depreciation and amortization	(57,553)	(56,088)
Property and equipment, net	18,824	17,478
Goodwill	17,691	17,648
Intangible assets, less accumulated amortization of $41,553 in 2018 and $40,461 in 2017	17,785	18,478
Unbilled receivables	1,170	894
Deferred income taxes	1,322	1,538
Other assets	276	268
Total assets	$110,618	$120,218
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,028	$8,548
Accrued payroll and related expenses	9,067	13,078
Refund liabilities	8,032	7,864
Deferred revenue	1,741	1,431
Current portion of debt (Note 5)	48	48
Current portion of long-term incentive compensation liability	914	5,116
Business acquisition obligations (Note 9)	3,843	3,759
Total current liabilities	30,673	39,844
Long-term debt (Note 5)	13,534	13,526
Noncurrent business acquisition obligations (Note 9)	5,263	5,135
Refund liabilities	923	957
Other long-term liabilities	424	442
Total liabilities	50,817	59,904
Commitments and contingencies (Note 7)
Shareholders’ equity (Note 2):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 23,094,617 shares issued and outstanding at March 31, 2018 and 22,419,417 shares issued and outstanding at December 31, 2017	231	224
Additional paid-in capital	581,898	580,032
Accumulated deficit	(522,710)	(520,049)
Accumulated other comprehensive income	382	107
Total shareholders’ equity	59,801	60,314
Total liabilities and shareholders' equity	$110,618	$120,218
See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,661)	$(2,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,011	1,944
Amortization of deferred loan costs	8	—
Noncash interest expense	278	—
Stock-based compensation expense	1,945	1,566
Foreign currency transaction gains on short-term intercompany balances	(220)	(552)
Deferred income taxes	169	—
Changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	(61)	(55)
Billed receivables	5,944	1,029
Unbilled receivables	(44)	1,008
Prepaid expenses and other current assets	369	306
Other assets	16	395
Accounts payable and accrued expenses	(1,645)	(1,036)
Accrued payroll and related expenses	(4,060)	(3,119)
Refund liabilities	144	(241)
Deferred revenue	300	91
Long-term incentive compensation payout	(5,380)	—
Other long-term liabilities	(82)	(2,494)
Net cash used in operating activities	(2,969)	(3,341)
Cash flows from investing activities:
Business acquisition, net of cash acquired	19	(10,140)
Purchases of property and equipment, net of disposal proceeds	(2,520)	(1,500)
Net cash used in investing activities	(2,501)	(11,640)
Cash flows from financing activities:
Repayments of long-term debt	(1,500)	—
Proceeds from term loan	1,500	10,000
Restricted stock repurchased from employees for withholding taxes	(1,088)	—
Proceeds from option exercises	2,260	382
Net cash provided by financing activities	1,172	10,382
Effect of exchange rates on cash and cash equivalents	423	411
Net decrease in cash and cash equivalents	(3,875)	(4,188)
Cash and cash equivalents at beginning of period	18,823	15,723
Cash and cash equivalents at end of period	$14,948	$11,535
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$141	$33
Cash paid during the period for income taxes, net of refunds received	$529	$891

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the Company's consolidated financial statements for fiscal year 2017 to conform to the fiscal year 2018 presentation. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries. For further information, refer to the Consolidated Financial Statements and the related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, except for the Company’s revenue recognition policy which has been revised as a result of the implementation of a new standard effective January 1, 2018, and included below:
The Company has revised its accounting policy as it relates to the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and the subsequent amendments and modifications thereto. The revised policy requires the Company to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To adhere to this core principle, the Company applies the following five steps: (a) identify contract(s) with a customer; (b) identify the performance obligations in a contract; (c) determine the transaction price; (d) allocate the transaction price to the performance obligations in a contract; and (e) recognize revenue when (or as) performance obligations are satisfied. The Company determines that the performance obligations have been satisfied when its customers obtain control of the goods or services as evidenced by the customer’s ability to direct the use, or the ability to receive substantially all of the remaining economic benefit, of the contract assets. Additionally, for purposes of determining the appropriate timing of recognition, revenue will be recognized over time or at a point in time based on an evaluation of the specific criteria that is to be achieved to meet the performance obligations of each contract.
The determination that the core principle for revenue recognition has been met, and the five steps have been applied appropriately, requires significant judgment. Management considers the application of this judgment to be critical in determining the appropriate amount of revenue to be recognized. The most critical judgments are required in the determination of the transaction price, the identification of the performance obligations within a contract, and the determination as to whether or not and to what extent such performance obligations have been satisfied. A misapplication of this judgment could result in inappropriate recognition of revenue.
Revenue is recognized over time, on an invoice basis for the Company's recovery audit contracts, which is approximately 98% of consolidated revenue. The Company has adopted the Invoicing Expedient as provided for in FASB Accounting Standards Codification ("ASC") Topic 606, which allows for the recognition of revenue for an amount that an entity has a right to invoice its customer. It is management’s conclusion that the Company's right to consideration from its customers corresponds directly to the value provided to customers from its performance to-date, as represented by billable recoveries. A recovery is billable when it is determined that the customer has received the economic benefit from the service (generally through credits taken against existing accounts payable due to, or refund checks received from, the customer’s vendors). The manner in which a claim is recovered by a client often is dictated by industry practice. Many clients establish specific procedural guidelines that must be satisfied prior to submitting claims for client approval, and these guidelines are unique to each client.
On occasion, it is possible that a transaction has met the core principle for revenue recognition, but the Company does not recognize revenue until the customary business practices and processes specific to that client have been completed. Historically, there has been a certain amount of recovery audit revenue with respect to which, even though the Company has met the requirements of its revenue recognition policy, its clients’ vendors ultimately have rejected the claims underlying the revenue. In that case, the Company's clients may request a refund or offset of such amount even though the fees may have been previously collected. The Company records any such refunds as a reduction of revenue. The Company provides refund liabilities for these reductions in the economic value previously received by its clients with respect to vendor claims that have been identified and for which revenue has been previously recognized. The Company computes an estimate of its refund liabilities at any given time based on actual historical refund data.

Revenue is recognized over time for the Company's subscription services. Implementation services, hosting services, unspecified upgrades, technical and support services, service level guarantees and subscription rights under contracts for subscription services are delivered concurrently and are therefore considered a single performance obligation. Generally, revenue will be recognized ratably over the subscription term as this represents the timing of when those services are transferred to the customer. The subscription term commences when the customer both has access to the software application and can benefit from it (i.e. implementation has been completed).
Revenue is recognized at a point in time for certain services provided on a fixed fee basis, and over time for certain services performed on a fee per hour basis or other unit of performance. The revenue recognition method is determined based on the specific criteria that is to be achieved to meet the performance obligations of each transaction within a contract.
When a contract includes an option to acquire future goods or services that constitutes a material right to the customer, and those goods or services are similar to the original goods and services provided for in the contract, the Company has adopted the Practical Alternative as prescribed in ASC Topic 606 to estimate the standalone selling price of that option.
Billed receivables are stated at the amount expected to be collected and do not bear interest. The Company makes ongoing estimates relating to the collectability of billed receivables and maintains a reserve for estimated losses resulting from the inability of its clients to meet its financial obligations to the Company. This reserve is primarily based on the level of past-due accounts based on the contractual terms of the receivables, the Company's history of write-offs, and its relationships with, and the economic status of, its clients.
Unbilled receivables relate to claims for which the Company's customers have received economic value and for which they acknowledge this unbilled receivable has been earned, but has not yet been billed. The Company typically invoices the customer in the subsequent month.
The Company records periodic changes in unbilled receivables and refund liabilities as adjustments to revenue.
Contract assets will be recorded if a performance obligation is satisfied (and revenue recognized), but PRGX is not entitled to payment until other conditions as specified in the contract are met.
Contract liabilities will be recognized if consideration is received and PRGX has not yet transferred the goods or services to the customer. PRGX refers to this as deferred revenue.
The Company derives a relatively small portion of revenue on a fee-for-service basis whereby billing is based upon a fixed fee, a fee per hour, or a fee per other unit of service. The Company recognizes revenue for these types of services as the invoices are provided, and when the core principle for revenue recognition has been met.
Impact of Recently Issued Accounting Standards
A summary of the new accounting standards issued by the FASB and included in the ASC that apply to PRGX is included below:
Adopted by the Company in fiscal year 2018
FASB ASC Update No. 2014-09 - In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as later amended, which resulted in a new accounting standard Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 has replaced most existing revenue recognition guidance within GAAP. The new standard became effective for the Company on January 1, 2018 and was adopted by the Company on that date. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements utilizing the modified retrospective approach.

Accounting Standards Not Yet Adopted
FASB ASU No. 2018-03 - In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10), which clarified certain aspects of the previously issued ASU 2016-01 issued in January 2016. This standard updates ASU guidance on the classification and measurement of financial instruments, including significant revisions in accounting related to the classification and measurement of investments in equity securities and presentation of certain fair value changes for financial liabilities when the fair value option is elected. This ASU requires equity securities to be measured at fair value with changes in fair value recognized through net earnings and amends certain disclosure requirements associated with the fair value of financial instruments. In the period of adoption, the Company is required to reclassify the unrealized gains/losses on equity securities within accumulated other comprehensive income (loss) to retained earnings. The amendment will be effective for the Company in the third quarter of 2018. Early adoption is permitted if ASU 2016-01 has been adopted. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.
FASB ASU No. 2016-02 - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2018-01, Leases (Topic 842), issued in January 2018, provides a practical expedient for land easements. This standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. This standard requires lessors to classify leases as either sales-type, finance or operating. A sales-type lease occurs if the lessor transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. This standard will become effective for the Company in the first quarter of 2019. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements.
(2) Loss Per Common Share
The following table sets forth the computations of basic and diluted loss per common share for the three months ended March 31, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended March 31,
Basic loss per common share:	2018	2017
Numerator:
Net loss from continuing operations	$(2,328)	$(1,847)
Net loss from discontinued operations	$(333)	$(336)

Denominator:
Weighted-average common shares outstanding	22,573	21,945
Basic loss per common share from continuing operations	$(0.10)	$(0.08)
Basic loss per common share from discontinued operations	$(0.01)	$(0.02)
Total basic loss per common share	$(0.11)	$(0.10)

For all periods presented, basic and diluted net loss per share are the same, as any additional common stock equivalents would be anti-dilutive. For the three months ended March 31, 2018, there were 1.1 million of anti-dilutive stock options and 0.4 million of anti-dilutive shares underlying restricted stock units that were excluded from the calculation of weighted average diluted common shares outstanding. For the three months ended March 31, 2017, there were 3.2 million of anti-dilutive stock options and 2.0 million of anti-dilutive shares underlying restricted stock units that were excluded from the calculation of weighted average diluted shares outstanding.

The Company repurchased no shares of its common stock under its stock repurchase program during the three months ended March 31, 2018 and 2017.

Pursuant to exercises of outstanding stock options, the Company issued 327,072 shares of its common stock having a value of approximately $2.8 million in the three months ended March 31, 2018 and 84,467 shares of its common stock having a value of approximately $0.4 million in the three months ended March 31, 2017.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(3) Stock-Based Compensation
The Company has two stock-based compensation plans under which outstanding equity awards have been granted, the 2008 Equity Incentive Plan ("2008 EIP") and the 2017 Equity Incentive Compensation Plan ("2017 EICP") (collectively, the "Plans"). Awards granted outside of the Plans are referred to as inducement awards.
The Company may grant awards that include stock options (both incentive stock options and nonqualified stock options) and nonvested stock awards (stock appreciation rights, restricted stock, deferred stock, restricted stock units, performance units, performance shares, dividend equivalents, bonus shares, and other stock-based or cash-based awards). Stock options typically vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. Nonvested stock awards with time-based vesting typically vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. Nonvested stock awards with performance-based vesting criteria vest in accordance with specific performance criteria associated with the awards.
The Company granted stock options and nonvested stock awards with an aggregate fair value of approximately $0.8 million and $3.4 million during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there were approximately 3.1 million shares available for future grant under the 2017 EICP.

Stock-based compensation expense for the three months ended March 31, 2018 and 2017 was $1.9 million and $1.6 million, respectively, before income tax benefits, for all the Company's equity awards and is included in Selling, general and administrative expenses in the Company's Consolidated Statement of Operations. As of March 31, 2018, there was $5.7 million of unrecognized stock-based compensation expense related to the Company's equity awards which will be recognized over approximately 2.2 years.

In the three months ended March 31, 2018, the Company issued 483,623 shares of common stock and paid $5.4 million in long-term incentive compensation related to the vesting of its performance-based restricted stock awards granted in 2016.
(4) Operating Segments and Related Information
The Company conducts its operations through the following three reportable segments:
Recovery Audit Services – Americas represents recovery audit services (other than Healthcare Claims Recovery Audit services) provided in the United States of America (“U.S.”), Canada and Latin America.
Recovery Audit Services – Europe/Asia-Pacific represents recovery audit services (other than Healthcare Claims Recovery Audit services) provided in Europe, Asia and the Pacific region.
Adjacent Services represents data transformation, spend analytics, PRGX OPTIX, SIM services and associated advisory services.
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
Discontinued operations information for the three months ended March 31, 2018 and 2017 is as follows:

Results of Discontinued Operations	Three Months Ended March 31,
(in thousands)	2018	2017
Revenue, net	$—	$—
Cost of sales	329	334
Selling, general and administrative expense	3	—
Depreciation and amortization	1	2
Loss from discontinued operations before income taxes	$(333)	$(336)
Income tax expense	—	—
Net loss from discontinued operations	$(333)	$(336)

The Company evaluates the performance of its reportable segments based upon revenue and measures of profit or loss referred to as EBITDA and Adjusted EBITDA. The Company defines Adjusted EBITDA as earnings from continuing operations before interest and taxes (“EBIT”), adjusted for depreciation and amortization (“EBITDA”), and then further adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Such adjustments include restructuring charges, stock-based compensation, bargain purchase gains, acquisition-related charges and benefits (acquisition transaction costs, acquisition obligations classified as compensation, and fair value adjustments to acquisition-related contingent consideration), tangible and intangible asset impairment charges, certain litigation costs and litigation settlements, certain severance charges and foreign currency transaction gains and losses on short-term intercompany balances viewed by management as individually or collectively significant. The Company does not have any inter-segment revenue.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three months ended March 31, 2018 and 2017 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended March 31, 2018
Revenue, net	$25,958	$10,027	$736	$—	$36,721
Net loss from continuing operations					(2,328)
Income tax expense					787
Interest expense, net					398
EBIT	$5,725	$1,548	$(1,721)	$(6,695)	$(1,143)
Depreciation of property and equipment	897	142	184	—	1,223
Amortization of intangible assets	337	61	390	—	788
EBITDA	$6,959	$1,751	$(1,147)	$(6,695)	$868
Other loss (income)	—	49	—	(37)	12
Foreign currency transaction losses (gains) on short-term intercompany balances	57	(229)	(9)	(39)	(220)
Transformation severance and related expenses	63	543	68	—	674
Stock-based compensation	—	—	—	1,945	1,945
Adjusted EBITDA	$7,079	$2,114	$(1,088)	$(4,826)	$3,279

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended March 31, 2017
Revenue, net	$24,383	$7,831	$1,355	$—	$33,569
Net loss from continuing operations					(1,847)
Income tax expense					627
Interest expense, net					37
EBIT	$5,986	$410	$(1,740)	$(5,839)	$(1,183)
Depreciation of property and equipment	910	140	170	—	1,220
Amortization of intangible assets	329	—	393	—	722
EBITDA	$7,225	$550	$(1,177)	$(5,839)	$759
Other income	—	—	(199)	—	(199)
Foreign currency transaction gains on short-term intercompany balances	(163)	(252)	(3)	(134)	(552)
Transformation severance and related expenses	76	138	—	369	583
Stock-based compensation	—	—	—	1,566	1,566
Adjusted EBITDA	$7,138	$436	$(1,379)	$(4,038)	$2,157

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5) Debt
In May 2016, the Company adopted ASU 2015-03, Interest - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changed the presentation of debt issuance costs on the balance sheet by requiring that they be presented as a direct deduction from the related debt liability, rather than represented as a separate asset. As a result, the Company’s deferred financing costs are now reflected in Long-term debt, excluding current portion on the Company’s Consolidated Balance Sheets for all periods presented. Long-term debt as of March 31, 2018 and December 31, 2017 consists of the following (in thousands):

	As of March 31,			As of December 31,
	2018			2017
	Gross	DFC (1)	Net	Gross	DFC(1)	Net
Revolving Facility	$13,600	$(116)	$13,484	$13,600	$(131)	$13,469
Capital lease obligations	98	—	98	105	—	105
Total debt	13,698	(116)	13,582	13,705	(131)	13,574
Less: Current portion of long-term debt	48	—	48	48	—	48
Long-term debt, excluding current portion	$13,650	$(116)	$13,534	$13,657	$(131)	$13,526

(1)	DFC refers to deferred financing costs related to the Company's long-term debt.
On January 19, 2010, the Company entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility initially consisted of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by PRGX and all of its material domestic subsidiaries and is secured by substantially all of the Company's assets.
The SunTrust credit facility has been modified from time to time through various amendments since January 2010. Included in these amendments was the refinancing of the committed credit facility in 2014, and clarification of certain definitions and other terms of the facility in 2016. The refinancing resulted in an extended maturity date of December 23, 2017, as well as a lower interest rate. Pursuant to the December 2014 amendment, the credit facility would bear interest at a rate per annum comprised of a specified index rate based on one-month LIBOR, plus an applicable margin (1.75% per annum). The index rate was determined as of the first business day of each calendar month. PRGX must pay a commitment fee, payable quarterly, on the unused portion of the credit facility.
On May 4, 2017, the Company entered into an amendment of the SunTrust credit facility, that, among other things, (i) increased the aggregate principal amount of the committed revolving credit facility from $20.0 million to $35.0 million through December 31, 2018, which will be reduced to $30.0 million thereafter, (ii) extended the maturity date of the credit facility to December 31, 2019, (iii) added customary provisions to reflect European Union “bail-in” directive compliance language, and (iv) modified the financial covenants applicable to the Company during the remaining term of the credit facility by (A) revising the maximum leverage ratio and minimum fixed charge coverage ratio and (B) adding an additional financial covenant requiring the Company to maintain a minimum amount of consolidated adjusted EBITDA. In addition, the applicable margin used to determine the interest rate per annum on outstanding borrowings under the credit facility, and the ongoing commitment fee payable on the unused portion of the revolving credit facility commitment, both of which previously had been fixed percentages per annum, were amended and both now will vary based upon the Company's quarterly leverage ratio calculation under the SunTrust credit facility. The applicable margin per annum on interest accruing on all borrowings under the credit facility outstanding on or after May 4, 2017, and the applicable percentage per annum commitment fee accruing on and after that date, respectively will be determined as follows:

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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On March 21, 2018, the SunTrust credit facility was amended with respect to the calculation of consolidated adjusted EBITDA for financial covenant compliance. The debt covenant calculation was modified to include the cash component of stock-based compensation for 2017.
As of March 31, 2018 there was $13.6 million in debt outstanding under the revolving SunTrust credit facility that will be due December 31, 2019. The amount available for additional borrowing under the revolving SunTrust credit facility was $21.4 million as of March 31, 2018. Based on the terms of the credit facility, as amended, the applicable interest rate at March 31, 2018 was approximately 3.91%. As of March 31, 2018 the Company was required to pay a commitment fee of 0.25% per annum, payable quarterly, on the unused portion of the revolving SunTrust credit facility.
The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the credit facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain a minimum amount of consolidated EBITDA. In addition, the credit facility includes customary events of default. The Company was in compliance with the covenants in the SunTrust credit facility as of March 31, 2018.
Future Commitments
The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s capital lease agreements for each of the fiscal years presented in the table below (in thousands):

Year Ended December 31
2018	$37
2019	13,649
2020	12
Total	$13,698

(6) Fair Value of Financial Instruments
The Company records cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled receivables, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items.
The Company records bank debt, if any, as of the period end date based on the effective borrowing rate and repayment terms when originated. The Company had $13.6 million in bank debt outstanding as of each of March 31, 2018 and 2017. The Company believes the carrying value of the bank debt approximates its fair value. The Company considers the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).
The Company had $9.1 million of business acquisition obligations as of March 31, 2018, and $4.0 million of business acquisition obligations as of March 31, 2017. The Company's business acquisition obligations represent the estimated fair value of the deferred consideration and projected earn-out payments due as of the end of the reporting period. The Company determines the estimated fair value of business acquisition obligations based on its projections of future revenue and profits or other factors used in the calculation of the ultimate payment(s) to be made. The discount rate that the Company uses to value the liability is based on specific business risk, cost of capital, and other factors. The Company considers these factors to be Level 3 inputs (significant unobservable inputs).
The Company states certain assets at fair value on a nonrecurring basis as required by GAAP. Generally, these assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(7) Commitments and Contingencies
Legal Proceedings
The Company is party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.
(8) Income Taxes
Reported income tax expense in each period primarily results from taxes on the income of foreign subsidiaries. The effective tax rates generally differ from the expected tax rate due primarily to the Company’s deferred tax asset valuation allowance on the domestic earnings and taxes on income of foreign subsidiaries.
Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service in the U.S. and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.
The Company applies a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. PRGX refers to GAAP for guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FASB ASC 740, the Company's policy for recording interest and penalties associated with tax positions is to record such items as a component of income before income taxes. A number of years may elapse before a particular tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments also varies by tax jurisdiction.

(9) Business Acquisition

Cost & Compliance Associates
In February 2017, the Company completed the acquisition of substantially all of the assets of Cost & Compliance Associates, LLC and Cost & Compliance Associates Limited (collectively “C&CA”). C&CA was a commercial recovery audit and contract compliance firm with operations in the U.S. and the U.K. This acquisition was a strategic fit with the Company's then existing operations. The Company acquired substantially all of the assets of C&CA for approximately $10.0 million in cash plus potential earnout consideration of up to $8.0 million.
The actual payment of the earnout consideration will be based on achieving certain financial targets over a two-year period that commenced on March 1, 2017 and will conclude on February 28, 2019. Management estimated that the fair value of the earnout consideration was approximately $5.9 million at the date of acquisition. During the three months ended March 31, 2018, the Company recognized accretion of $0.3 million on the fair value of the earnout consideration which was included in Interest expense in the Consolidated Statements of Operations, and increased the related contingent consideration liability. As of March 31, 2018, the contingent consideration liability related to the C&CA acquisition was $7.1 million, of which $3.8 million was included in current Business acquisition obligations and $3.3 million was included in Noncurrent business acquisition obligations in the Company's Consolidated Balance Sheets.
The Company allocated the aggregate purchase price for C&CA to the net tangible and intangible assets acquired based on their fair values as of February 23, 2017. The Company based the allocation of the purchase price on a valuation for intangible assets and the carrying value for the remaining assets and liabilities, as the carrying value approximates their fair value. The Company recorded the excess of the purchase price over the net tangible and intangible assets as goodwill, which has been allocated and recognized as goodwill within the Company's Recovery Audit Services-Americas and Recovery Audit Services-Europe/Asia-Pacific business segments. The purchase price allocation for C&CA was completed in the first quarter of 2018. During the three months ended March 31, 2018, the Company recorded an immaterial working capital adjustment to the purchase price allocation.

The purchase price allocation was as follows (in thousands):

Accounts receivable, net	$1,641
Commissions receivable	48
Prepaid expenses	109
Other current assets, net	6
Intangible assets	10,923
Goodwill	3,534
Fixed assets, net	323
Accounts payable	(125)
Accrued commissions	(537)
Total consideration paid	$15,922
Contingent consideration	(5,954)
Total cash paid	$9,968

The intangible assets acquired were as follows (in thousands):

	Fair Value	Remaining useful life
Customer relationships	$9,556	14 years
Non-compete	1,232	4 years
Trademarks	135	4 years
	$10,923

The revenue and net income associated with the assets acquired from C&CA for the three months ended March 31, 2018 and 2017 are presented below (in thousands) and included in the Company's Consolidated Statements of Operations. These amounts are not necessarily indicative of the results of operations that C&CA would have realized if it had continued to operate as a stand-alone company during the period presented, primarily due to costs that are now reflected in the Company's unallocated corporate costs and not allocated to C&CA.

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue	$3,947	$1,467
Net income from continuing operations	$558	$776
As required by ASC 805, the following unaudited pro forma Statements of Operations for the three months ended March 31, 2017 give effect to the C&CA acquisition as if it had been completed on January 1, 2016. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the C&CA acquisition been completed on January 1, 2016. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma revenue and net loss do not reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the C&CA acquisition. The information presented below is in thousands:

March 31, 2017
Revenue (pro forma)	$34,408
Net loss income from continuing operations (pro forma)	$(2,522)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
PRGX Global, Inc. is a global leader in recovery audit and spend analytics, providing services within our clients' Source-to-Pay ("S2P") business processes. At the heart of our client services portfolio is the core capability of mining client data to deliver "actionable insights." Actionable insights allow our clients to improve their cash flow and profitability by reducing costs, improving business processes and managing risks. Except as otherwise indicated or unless context otherwise requires, “PRGX”, “we,” “us,” “our” and the "Company” refer to PRGX Global, Inc. and its subsidiaries.
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
Generally, we earn our recovery audit revenue on a contingent fee basis by identifying overpayments made by our clients, assisting our clients in recovering the overpayments from their vendors, and collecting a specified percentage of the recoveries from our clients as our fee. The fee percentage we earn is based on specific contracts with our clients that generally also specify: (a) time periods covered by the audit; (b) the nature and extent of services we are to provide; and (c) the client’s responsibilities to assist and cooperate with us. Clients generally recover claims by either taking credits against outstanding payables or future purchases from the relevant vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish client-specific procedural guidelines that we must satisfy prior to submitting claims for client approval. Our recovery audit business also includes contract compliance services which focus on auditing complex supplier billings against large services, construction and licensing contracts, and is relevant to a large portion of our client base. Such services include verification of the accuracy of third party reporting, appropriateness of allocations and other charges in cost or revenue sharing types of arrangements, adherence to contract covenants and other risk mitigation requirements and numerous other reviews and procedures to assist our clients with proper monitoring and enforcement of the obligations of their contractors. Services in our Adjacent Services segment can be project-based (advisory services), which are typically billed on a rates and hours basis, or subscription-based (typically software-as-a-service "SaaS" offerings), which are billed on a monthly basis.
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
In an effort to accelerate our growth and expand our technology offerings within Adjacent Services, during the fourth quarter of 2016, we acquired Lavante, Inc. ("Lavante"), a SaaS-based SIM and recovery audit services firm based in San Jose, California. We have included the results of Lavante from the date of acquisition through March 31, 2018 in our Consolidated Statement of Operations.
In the first quarter of 2017, we completed the acquisition of substantially all of the assets of Cost & Compliance Associates, LLC and Cost & Compliance Associates Limited (collectively, "C&CA"), a commercial recovery audit and contract compliance firm with operations in the U.S. and the UK. The C&CA acquisition was immediately accretive to our profitability, significantly increased our market share within the commercial industry and brought a rich set of global clients and a skilled and experienced workforce. We have included the results of C&CA from the date of acquisition through March 31, 2018 in our Consolidated Statement of Operations.
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

Results of Operations from Continuing Operations
The discussions and financial results in Item 2 reflect our results from continuing operations.
The following table sets forth the percentage of revenue represented by certain items in the Company’s Condensed Consolidated Statements of Operations from continuing operations (Unaudited) for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Revenue, net	100.0%	100.0%
Operating expenses:
Cost of revenue	67.5	68.6
Selling, general and administrative expenses	30.7	31.4
Depreciation of property and equipment	3.3	3.6
Amortization of intangible assets	2.1	2.2
Total operating expenses	103.6	105.8
Operating loss from continuing operations	(3.6)	(5.8)
Foreign currency transaction gains on short-term intercompany balances	(0.6)	(1.6)
Interest expense, net	1.1	0.1
Other loss (income)	—	(0.6)
Loss from continuing operations before income tax	(4.1)	(3.7)
Income tax expense	2.1	1.9
Net loss from continuing operations	(6.2)%	(5.6)%
Three Months Ended March 31, 2018 Compared to the Corresponding Period of the Prior Year
Revenue, net. Revenue, net was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Recovery Audit Services – Americas	$25,958	$24,383
Recovery Audit Services – Europe/Asia-Pacific	10,027	7,831
Adjacent Services	736	1,355
Total	$36,721	$33,569

Consolidated revenue for the three months ended March 31, 2018 increased by $3.2 million, or 9.4%, compared to the same period in 2017. On a constant dollar basis, adjusted for changes in foreign exchange ("FX") rates, consolidated revenue from continuing operations increased 5.7% in the first quarter of 2018 compared to the same quarter in 2017. Below is a discussion of our revenue for our three reportable segments.

Recovery Audit Services – Americas revenue increased by $1.6 million, or 6.5%, for the three months ended March 31, 2018 compared to the same period in 2017. On a constant dollar basis, adjusted for changes in FX rates, the first quarter 2018 revenue increased 5.5% compared to the same period in 2017. While we had year over year revenue growth in each service line, for the three months ended March 31, 2018, the growth was led by our strong commercial (non-retail) recovery audit performance.

Recovery Audit Services – Europe/Asia-Pacific revenue increased by $2.2 million, or 28.0%, for the three months ended March 31, 2018 compared to the same period in 2017. On a constant dollar basis, adjusted for changes in FX rates, the first quarter 2018 revenue increased 15.5% compared to the same period in 2017. While we had year over year revenue growth in each service line, the revenue growth for the three months ended March 31, 2018 was led by our strong commercial (non-retail) recovery audit performance.
Adjacent Services revenue decreased by $0.6 million, or 45.7%, for the three months ended March 31, 2018 compared to the same period in 2017. On a constant dollar basis, adjusted for changes in FX rates, the first quarter 2018 revenue from continuing operations decreased 49.5% compared to the same period in 2017. The decline in our revenue was due to a large advisory project that was completed in the first quarter of 2017 for which there was nothing comparable in the first quarter of 2018.
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
COR was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Recovery Audit Services – Americas	$16,151	$15,278
Recovery Audit Services – Europe/Asia-Pacific	7,085	6,186
Adjacent Services	1,561	1,562
Total	$24,797	$23,026
COR as a percentage of revenue for Recovery Audit Services – Americas improved from 62.7% in the first quarter of 2017 to 62.2% in the first quarter of 2018. The improvement in COR for Recovery Audit Services - Americas as a percentage of revenue in the three months ended March 31, 2018 is primarily due to the increase in revenue and our continued operational process improvements. COR for Recovery Audit Services – Americas increased $0.9 million, or 5.7%, in the first quarter of 2018 as compared to the same period in 2017. On a constant dollar basis, adjusted for changes in FX rates, COR in the first quarter of 2018 was essentially flat compared to the same period in 2017.

COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific improved from 79.0% in the first quarter of 2017 to 70.7% for the first quarter of 2018. On a constant dollar basis, adjusted for changes in FX rates, COR in the first quarter of 2018 improved by 11.6% compared to the same period in 2017. The improvement in COR for Recovery Audit Services - Europe/Asia-Pacific as a percentage of revenue in the three months ended March 31, 2018 is primarily due to the increase in revenue and improved operational processes.

Adjacent Services COR is primarily related to our continued investments in personnel. Adjacent Services COR as a percentage of revenue increased in the first quarter of 2018 compared to the same period in 2017 primarily as a result of relatively lower revenue generated in the first quarter of 2018.

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
SG&A expenses were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Recovery Audit Services – Americas	$2,791	$2,043
Recovery Audit Services – Europe/Asia-Pacific	1,371	1,347
Adjacent Services	331	1,171
Subtotal for reportable segments	4,493	4,561
Corporate Support	6,771	5,974
Total	$11,264	$10,535
Recovery Audit Services – Americas SG&A expenses increased by $0.7 million for the three months ended March 31, 2018, compared to the first quarter in 2017. The year over year increase in expense was primarily due to expenses related to our investment in our sales team which was partially offset by other expense reductions within the segment.
Recovery Audit Services – Europe/Asia-Pacific SG&A was essentially unchanged for the three months ended March 31, 2018 compared to the first quarter in 2017. However, SG&A as a percentage of revenue improved from 17.2% in the first quarter of 2017 to 13.7% in the first quarter of 2018. The improvement was primarily due to the increased revenue which was partially offset by our investment in our sales team.
Adjacent Services SG&A decreased $0.8 million for the three months ended March 31, 2018, compared to the first quarter in 2017. On a percentage of revenue basis, SG&A improved from 86.4% in the first quarter of 2017 to 45.0% in the same period in 2018. The improvement was primarily due to lower staff costs.
Corporate Support SG&A increased $0.8 million for the three months ended March 31, 2018, compared to the first quarter in 2017, which amounts include stock-based compensation charges of $1.9 million and $1.6 million, respectively. Excluding stock-based compensation charges, Corporate Support SG&A expenses increased 9.5% in the first quarter of 2018 as compared to the same period in 2017. The increase was primarily due to costs related to increased marketing efforts.

Depreciation of property and equipment. Depreciation of property and equipment was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Recovery Audit Services – Americas	$897	$910
Recovery Audit Services – Europe/Asia-Pacific	142	140
Adjacent Services	184	170
Total	$1,223	$1,220
Depreciation expense was essentially unchanged for the three months ended March 31, 2018 compared to the same period in 2017.
Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Recovery Audit Services – Americas	$337	$329
Recovery Audit Services – Europe/Asia-Pacific	61	—
Adjacent Services	390	393
Total	$788	$722
Generally, we amortize the customer relationship and trademark intangible assets we record in connection with an acquisition on an accelerated basis over six years or longer, and we amortize non-compete agreements and trade names on a straight-line basis over five years or less. This methodology results in higher amortization immediately following an acquisition, and declining expense in subsequent periods. The increase in amortization expense for the three months ended March 31, 2018 compared to the same period in 2017 is primarily due to the acquisition of C&CA.
Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany receivables from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three months ended March 31, 2018, we recorded foreign currency transaction gains of $0.2 million on short-term intercompany balances compared to $0.6 million for the same period in 2017.
Net Interest Expense (Income). Net interest expense increased $0.4 million in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase was primarily due to the accretion on earnout liabilities, together with the incremental interest associated with the increased borrowings to enable our acquisitions of Lavante and C&CA.
Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors result in our recording of no net income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three months ended March 31, 2018 and 2017 primarily results from taxes on the income of certain of our foreign subsidiaries.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act"), was signed into law making significant changes to the Internal Revenue Code. The new legislation contains several key provisions that affect us including, but not limited to, the lowering of the U.S. corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. Beginning in 2018, the Tax Act requires an additional minimum tax on certain earnings of foreign subsidiaries. Given our U.S. valuation allowance and net operating losses, the Tax Act does not materially impact our income tax provision or balance sheet. Additionally, in December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected, we consider the accounting of the transition tax, deferred tax re-measurements, and other items to be incomplete, though we recorded provisional amounts in the December 31, 2017 consolidated financial statements. We expect to complete our analysis within the measurement period in accordance with SAB 118.

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
EBIT, EBITDA and Adjusted EBITDA are all “non-GAAP financial measures” presented as supplemental measures of the Company’s performance. They are not presented in accordance with accounting principles generally accepted in the United States ("GAAP"). We believe these measures provide additional meaningful information in evaluating our performance over time, and that the rating agencies and a number of lenders use EBITDA and similar measures for similar purposes. In addition, a measure similar to Adjusted EBITDA is used in the restrictive covenants contained in our secured credit facility. However, EBIT, EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as substitutes for analysis of our results as reported under GAAP. In addition, in evaluating EBIT, EBITDA and Adjusted EBITDA, the adjustments may vary from period to period and in the future we will incur expenses such as those used in calculating these measures. Our presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items.

A reconciliation of consolidated net loss to each of EBIT, EBITDA and Adjusted EBITDA for the periods presented in this report are as follows (in thousands):
EBIT, EBITDA, and Adjusted EBITDA

	Three Months Ended March 31,
	2018	2017
Net loss	$(2,661)	$(2,183)
Income tax expense	787	627
Interest expense, net	398	37
EBIT	(1,476)	(1,519)
Depreciation of property and equipment	1,224	1,220
Amortization of intangible assets	788	722
EBITDA	536	423
Foreign currency transaction gains on short-term intercompany balances	(220)	(552)
Transformation severance and related expenses	674	585
Other loss (income)	12	(199)
Stock-based compensation	1,945	1,566
Adjusted EBITDA	$2,947	$1,823
Adjusted EBITDA from continuing operations	$3,279	$2,157

Transformation severance and related expenses for the three months ended March 31, 2018 increased by $0.1 million compared to the same period in 2017. Transformation severance and related expenses fluctuate with staff reductions and lease expenses associated with vacating office space across all segments in order to reduce our cost structure.
Stock-based compensation for the three months ended March 31, 2018 increased $0.4 million, or 24.2%, compared to the same period in 2017 primarily due to our increased share price.
Adjusted EBITDA by Segment
We include a detailed calculation of Adjusted EBITDA by segment in Note 4 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q. A summary of Adjusted EBITDA, from continuing operations by segment, for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Recovery Audit Services – Americas	$7,079	$7,138
Recovery Audit Services – Europe/Asia-Pacific	2,114	436
Adjacent Services	(1,088)	(1,379)
Subtotal for reportable segments	8,105	6,195
Corporate Support	(4,826)	(4,038)
Total	$3,279	$2,157
Adjusted EBITDA for the three months ended March 31, 2018 was $3.3 million, an increase of $1.1 million, or 52.0%, compared to the three months ended March 31, 2017.
Recovery Audit Services – Americas Adjusted EBITDA was essentially flat for the three months ended March 31, 2018 compared to the same period in 2017.

Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA increased by $1.7 million, or 384.9%, for the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily due to increased revenues which were partially offset by the investment in our sales team.
Adjacent Services Adjusted EBITDA increased $0.3 million, or 21.1%, for the three months ended March 31, 2018 compared to the same period in 2017. The increase was primarily due to continued investment in personnel which was partially offset by other expense reductions.
Corporate Support Adjusted EBITDA decreased by $0.8 million for the three months ended March 31, 2018 compared to the same period in 2017. The decrease was primarily due to increased stock-based compensation expenses and investment in sales personnel.
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
As of March 31, 2018, we had $14.9 million in cash and cash equivalents and $13.6 million of borrowings under our revolving credit facility with SunTrust. As of March 31, 2018, the limit on our revolving credit facility was $35.0 million and we had $21.4 million of availability for additional borrowings. As of March 31, 2018, the Company was in compliance with the covenants in its SunTrust credit facility. We amended the SunTrust credit facility in January 2014, December 2014, December 2016, May 2017, and March 2018 as further described in Secured Credit Facility below.
The $14.9 million in cash and cash equivalents includes $0.3 million held at banks in the U.S. and the remainder held at banks in other jurisdictions, primarily, in Mexico, Canada, the United Kingdom, India, Australia, France and Brazil. Certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign jurisdictions that could be used in, or is needed by, our operations in the U.S., we may incur significant penalties and/or taxes to repatriate these funds. Generally, we have not provided for deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. However, we do not consider the earnings of our Canadian subsidiary to be permanently reinvested, and have provided deferred taxes relating to the potential repatriation of the funds held in Canada.
Our cash and cash equivalents as of March 31, 2018 included short-term investments of approximately $2.0 million, the majority of which was held at banks outside of the United States, primarily in Brazil and Canada.
Operating Activities. Net cash used in operating activities was $3.0 million and $3.3 million for the three months ended March 31, 2018 and 2017, respectively. These amounts consist of two components, specifically, net loss adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net loss	$(2,661)	$(2,183)
Adjustments for certain non-cash items	4,191	2,958
	1,530	775
Changes in operating assets and liabilities	(4,499)	(4,116)
Net cash used in operating activities	$(2,969)	$(3,341)
Net cash used in operating activities decreased in the three months ended March 31, 2018 compared to the same period in 2017. Contributing to the decrease in net cash used was a $1.2 million increase in adjustments for certain non-cash items, partially offset by an increase of $0.4 million related to changes in operating assets and liabilities. The first quarter of 2018 use of operating cash included the payout of $5.4 million related to performance-based restricted stock units granted in 2016. Excluding this payout, cash flow from operating activities was $2.4 million, an improvement of $5.8 million compared to the same period in 2017.

Investing Activities. Net cash used in investing activities was $2.5 million for the three months ended March 31, 2018, primarily due to purchases of property and equipment to upgrade the Company's technology infrastructure, computer equipment, and to develop new analytic tools. Net cash used in investing activities was $11.6 million for the three months ended March 31, 2017, including $10.1 million for the acquisition of C&CA and $1.5 million for purchases of property and equipment to upgrade the Company's information technology infrastructure.
Capital expenditures are discretionary and we currently expect to continue to make capital expenditures to enhance our information technology infrastructure (both hardware and software) and analytic tools in 2018. Should we experience changes in our operating results, we may alter our capital expenditure plan in accordance with the needs of the Company.
Financing Activities. Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2018, due to $2.3 million in proceeds from option exercises, offset by $1.1 million in restricted stock surrendered by employees to satisfy withholding taxes.
Net cash provided by financing activities was $10.4 million for the three months ended March 31, 2017, primarily due to $10.0 million in borrowings from our SunTrust credit facility to fund the acquisition of C&CA during the first quarter of 2017.
Secured Credit Facility
On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility initially consisted of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and its material domestic subsidiaries and is secured by substantially all of our assets. Borrowing availability under the SunTrust revolver at December 31, 2017 was $21.4 million. As of December 31, 2017, we had $13.6 million in outstanding borrowings under the SunTrust revolver. The SunTrust term loan required quarterly principal payments of $0.8 million from March 2010 through December 2013, and a final principal payment of $3.0 million in January 2014 that we paid in December 2013.
On January 17, 2014, we entered into an amendment of the SunTrust credit facility that increased the committed credit facility from $15.0 million to $25.0 million, lowered the applicable margin to a fixed rate of 1.75%, eliminated the provision limiting availability under the credit facility based on eligible accounts receivable, increased our stock repurchase program limit, and extended the scheduled maturity of the credit facility to January 16, 2015 (subject to earlier termination as provided therein). The amendment also required us to pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $25.0 million credit facility.
On December 23, 2014, we entered into an amendment of the SunTrust credit facility that reduced the committed revolving credit facility from $25.0 million to $20.0 million. Pursuant to the December 2014 amendment, the SunTrust credit facility would bear interest at a rate per annum comprised of a specified index rate based on one-month LIBOR, plus an applicable margin (1.75% per annum). The index rate was determined as of the first business day of each calendar month. This amendment to the SunTrust credit facility provided for two financial covenants (a maximum leverage ratio and a minimum fixed charge coverage ratio) that apply only if we have borrowings under the credit facility that arise or remain outstanding during the final 30 calendar days of any fiscal quarter. These financial covenants also will be tested, on a modified pro forma basis, in connection with each new borrowing under the credit facility. This amendment also extended the scheduled maturity of the revolving credit facility to December 23, 2017 and lowered the commitment fee to 0.25% per annum, payable quarterly, on the unused portion of the revolving credit facility.
On December 21, 2016, we entered into an amendment of the SunTrust credit facility in order to clarify certain definitions and other terms of the facility.
On May 4, 2017, we entered into an amendment of the SunTrust credit facility, that, among other things, (i) increased the aggregate principal amount of the committed revolving credit facility from $20.0 million to $35.0 million through December 31, 2018, which amount will be reduced to $30.0 million thereafter, (ii) extended the maturity date of the credit facility to December 31, 2019, (iii) added customary provisions to reflect European Union “bail-in” directive compliance language, and (iv) modified the financial covenants applicable to us during the remaining term of the credit facility by (A) revising the maximum leverage ratio and minimum fixed charge coverage ratio and (B) adding an additional financial covenant requiring us to maintain a minimum amount of consolidated adjusted EBITDA. In addition, the applicable margin used to determine the interest rate per annum on outstanding borrowings under the credit facility, and the ongoing commitment fee payable on the unused portion of the revolving credit facility commitment, both of which previously had been fixed percentages per annum, have been amended and both now will vary based upon our quarterly leverage ratio calculation under the SunTrust credit facility. The interest rate at March 31, 2018 was approximately 3.9% and the ongoing commitment fee was 0.25%.

On March 21, 2018 the SunTrust credit facility was amended with respect to the calculation of consolidated adjusted EBITDA for financial covenant compliance. The debt covenant calculation was modified to include the cash component of stock-based compensation for 2017.
The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit our ability, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the SunTrust credit facility, among other things, limit the amount of capital expenditures we can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require us to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the SunTrust credit facility includes customary events of default. As of March 31, 2018, we had $13.6 million in outstanding borrowings under the SunTrust revolver. The Company was in compliance with the covenants in its SunTrust credit facility as of March 31, 2018.
We believe that we will have sufficient borrowing capacity and cash generated from operations to fund our capital and operational needs for at least the next twelve months.
Stock Repurchase Program
On February 21, 2014, the Company's Board of Directors authorized a stock repurchase program under which the Company could repurchase up to $10.0 million of the Company's common stock from time to time through March 31, 2015. Since 2014, the original authorization of the stock repurchase program, the Board of Directors has modified the program from time to time to increase the repurchase limit to $60 million and extend the expiration date to December 31, 2018. From the February 2014 announcement of the Company’s current stock repurchase program through March 31, 2018, the Company has repurchased 8.6 million shares, or 28.7%, of its common stock outstanding on the date of the original announcement of the program, for an aggregate cost of $44.5 million. These shares were retired and accounted for as a reduction to Shareholders' Equity in the Consolidated Balance Sheet. Direct costs incurred to acquire the shares are included in the total cost of the shares.
The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
Off-Balance Sheet Arrangements
As of March 31, 2018, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

Critical Accounting Policies
We describe the Company’s significant accounting policies in Note 1 of the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2017. We consider certain of these accounting policies to be “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. We identify and discuss these “critical” accounting policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in our critical accounting policies since December 31, 2017 except for our policy on revenue recognition. As of January 1, 2018, our revenue recognition policy changed due to the implementation of the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 2014-09, Revenue from Contracts with Customers, and its subsequent amendments and modifications.
Management bases its estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical”. Management has discussed the development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Quarterly Report on Form 10-Q with the Audit Committee of the Board of Directors.
The following is a summary of our revised policy on revenue recognition. Refer to “Management’s Discussion and Analysis” included in our Annual Report on Form 10-K for the year ended December 31, 2017 for the policies in effect for revenue prior to January 1, 2018, and for all other critical accounting policies. The adoption of this new accounting standard did not have a material impact on our consolidated financial statements.

•
Revenue Recognition. We recognize revenue in accordance with the transfer of promised goods or services to customers that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To adhere to this core principle, we apply the following five steps: (a) identify contract(s) with a customer; (b) identify the performance obligations in a contract; (c) determine the transaction price; (d) allocate the transaction price to the performance obligations in a contract; and (e) recognize revenue when (or as) performance obligations are satisfied. We determine that we have satisfied the performance obligation when our customers obtain control of the goods or services as evidenced by the customer’s ability to direct the use, or the ability to receive substantially all of the remaining economic benefit, of the contract assets. Additionally, for purposes of determining the appropriate timing of recognition, revenue will be recognized over time or at a point in time based on an evaluation of the specific criteria that is to be achieved to meet the performance obligations of each contract.

The determination that we have met the core principle for revenue recognition, and have applied the five steps appropriately, requires significant judgment. Management considers the application of this judgment to be critical in determining the appropriate amount of revenue to be recognized. The most critical judgments are required in the determination of the transaction price, the identification of the performance obligations within a contract, and the determination as to whether or not and to what extent such performance obligations have been satisfied. A misapplication of this judgment could result in inappropriate recognition of revenue.
Revenue is recognized over time, on an invoice basis, for our retail audit contracts. We adopted the Invoicing Expedient as provided for under ASC Topic 606, which allows for the recognition of revenue for an amount that an entity has a right to invoice its customer. It is management’s conclusion that PRGX’s right to consideration from our customers corresponds directly with the value provided to customers from our performance to-date, as represented by billable recoveries. A recovery is billable when it is determined that the customer has received the economic benefit from the service (generally through credits taken against existing accounts payable due to, or refund checks received from, the customer’s vendors).
Revenue is recognized over time for our subscription services. Implementation services, hosting services, unspecified upgrades, technical and support services, service level guarantees and subscription rights under contracts for subscription services are delivered concurrently and are therefore considered a single performance obligation. Generally, revenue will be recognized ratably over the subscription term as this represents the timing of when those services are transferred to the customer. The subscription term commences when the customer both has access to the software application and can benefit from it (i.e. implementation has been completed).

Forward-Looking Statements
Some of the information in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements involve substantial risks and uncertainties including, without limitation, statements regarding: (1) future results of operations or of the Company’s financial condition, (2) the adequacy of the Company’s current working capital and other available sources of funds, (3) the Company's goals and plans for the future, including its strategic initiatives and growth opportunities, (4) expectations regarding future revenue trends, and (5) the expected impact of the Company’s decision to exit the Company's Healthcare Claims Recovery Audit Services business. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and its other periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation or duty to update or modify these forward-looking statements.
There may be events in the future, however, that the Company cannot accurately predict or over which the Company has no control. The risks and uncertainties listed in this section, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events denoted above as risks and uncertainties and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the translated value of foreign functional currency results in lower net income. When the U.S. dollar weakens, the translated value of the foreign functional currency results in higher net income. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three months ended March 31, 2018, we recognized $3.0 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.3 million for the three months ended March 31, 2018. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under our SunTrust revolving credit facility, if any. As of March 31, 2018, we had $21.4 million of borrowing availability under our SunTrust revolving credit facility and $13.6 million borrowed under the SunTrust credit facility as of that date. Interest on our SunTrust credit facility is payable monthly and accrues at an index rate using the one-month LIBOR rate plus an applicable margin of 1.75%. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.35 million change in annual pre-tax income.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s current credit facility prohibits the payment of any cash dividends on the Company’s capital stock.
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2018.

2018	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
January 1 - January 31	—	$—	—	$—
February 1 - February 28	—	$—	—	$—
March 1 - March 31	134,993	$8.06	—	$—
	134,993	$8.06	—	$15.5
(a) Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock awards that vested during the three months ended March 31, 2018.
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

10.1
Eleventh Loan Documents Modification Agreement, entered into as of March 21, 2018 by and among PRGX Global, Inc. and PRGX USA Inc., as borrowers, the subsidiaries of PRGX Global, Inc. signatory thereto, as guarantors, and SunTrust Bank, as administrative agent, the sole lender and issuing bank.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2018.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2018.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2018.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

May 9, 2018	By:	/s/ Ronald E. Stewart
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

May 9, 2018	By:	/s/ Peter Limeri
Peter Limeri
Chief Financial Officer, Treasurer and Controller (Principal Financial and Accounting Officer)