Form 10-Q
period 2018-06-30
PRGX GLOBAL, INC.
filed 2018-08-09
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Common shares of the registrant outstanding at August 3, 2018 were 23,515,976.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue, net of refund liabilities	$42,102	$38,510	$78,823	$72,079
Operating expenses:
Cost of revenue	27,389	25,605	52,186	48,631
Selling, general and administrative expenses	12,809	11,424	24,073	21,960
Depreciation of property and equipment	2,360	1,109	3,583	2,329
Amortization of intangible assets	864	722	1,652	1,444
Total operating expenses	43,422	38,860	81,494	74,364
Operating loss from continuing operations	(1,320)	(350)	(2,671)	(2,285)
Foreign currency transaction losses (gains) on short-term intercompany balances	880	(957)	660	(1,509)
Interest expense, net	486	48	884	85
Other loss (income)	5	5	17	(194)
(Loss) income from continuing operations before income tax	(2,691)	554	(4,232)	(667)
Income tax expense	189	879	976	1,506
Net loss from continuing operations	$(2,880)	$(325)	$(5,208)	$(2,173)

Discontinued operations:
Loss from discontinued operations	$(26)	$(349)	$(359)	$(685)
Income tax expense	—	—	—	—
Net loss from discontinued operations	$(26)	$(349)	$(359)	$(685)

Net loss	$(2,906)	$(674)	$(5,567)	$(2,858)

Basic loss per common share (Note 2):
Basic loss from continuing operations	$(0.13)	$(0.01)	$(0.23)	$(0.10)
Basic loss from discontinued operations	—	(0.02)	(0.01)	(0.03)
Total basic loss per common share	$(0.13)	$(0.03)	$(0.24)	$(0.13)

Diluted loss per common share (Note 2):
Diluted loss from continuing operations	$(0.13)	$(0.01)	$(0.23)	$(0.10)
Diluted loss from discontinued operations	—	(0.02)	(0.01)	(0.03)
Total diluted loss per common share	$(0.13)	$(0.03)	$(0.24)	$(0.13)

Weighted-average common shares outstanding (Note 2):
Basic	23,283	22,227	22,930	22,087
Diluted	23,283	22,227	22,930	22,087
See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(2,906)	$(674)	$(5,567)	$(2,858)
Foreign currency translation adjustments	(666)	(569)	(391)	(294)
Comprehensive loss	$(3,572)	$(1,243)	$(5,958)	$(3,152)

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$9,731	$18,823
Restricted cash	159	51
Receivables:
Contract receivables, less allowances of $936 in 2018 and $1,499 in 2017
Billed	34,556	36,058
Unbilled	3,596	2,709
	38,152	38,767
Employee advances and miscellaneous receivables, less allowances of $316 in 2018 and $292 in 2017	1,358	1,665
Total receivables	39,510	40,432
Prepaid expenses and other current assets	4,348	4,608
Total current assets	53,748	63,914
Property and equipment	78,440	73,566
Less accumulated depreciation and amortization	(59,277)	(56,088)
Property and equipment, net	19,163	17,478
Goodwill	17,591	17,648
Intangible assets, less accumulated amortization of $41,922 in 2018 and $40,461 in 2017	16,773	18,478
Unbilled receivables	1,336	894
Deferred income taxes	1,378	1,538
Other assets	390	268
Total assets	$110,379	$120,218
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,263	$8,548
Accrued payroll and related expenses	10,239	13,078
Refund liabilities	8,499	7,864
Deferred revenue	1,795	1,431
Current portion of debt (Note 5)	48	48
Current portion of long-term incentive compensation liability	998	5,116
Business acquisition obligations (Notes 6 and 9)	5,444	3,759
Total current liabilities	34,286	39,844
Long-term debt (Note 5)	17,543	13,526
Noncurrent business acquisition obligations (Notes 6 and 9)	—	5,135
Refund liabilities	287	957
Other long-term liabilities	461	442
Total liabilities	52,577	59,904
Commitments and contingencies (Note 7)
Shareholders’ equity (Note 2):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 23,470,622 shares issued and outstanding at June 30, 2018 and 22,419,417 shares issued and outstanding at December 31, 2017	235	224
Additional paid-in capital	583,468	580,032
Accumulated deficit	(525,616)	(520,049)
Accumulated other comprehensive income	(285)	107
Total shareholders’ equity	57,802	60,314
Total liabilities and shareholders' equity	$110,379	$120,218
See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,567)	$(2,858)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,235	3,773
Amortization of deferred loan costs	32	20
Noncash interest expense	616	—
Stock-based compensation expense	2,818	3,254
Foreign currency transaction losses (gains) on short-term intercompany balances	660	(1,509)
Deferred income taxes	169	—
Changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	(108)	(114)
Billed receivables	1,211	1,518
Unbilled receivables	(1,329)	636
Prepaid expenses and other current assets	427	(850)
Other assets	(26)	332
Accounts payable and accrued expenses	(1,728)	2,270
Accrued payroll and related expenses	(3,881)	(1,988)
Refund liabilities	26	(377)
Deferred revenue	388	351
Long-term incentive compensation payout	(5,380)	—
Other long-term liabilities	(43)	(3,182)
Net cash (used in) provided by operating activities	(6,480)	1,276
Cash flows from investing activities:
Business acquisition, net of cash acquired	19	(10,128)
Purchases of property and equipment, net of disposal proceeds	(5,327)	(4,049)
Net cash used in investing activities	(5,308)	(14,177)
Cash flows from financing activities:
Repayments of term loan	(9,500)	—
Payment of deferred loan costs	(28)	(157)
Proceeds from term loan	13,500	10,000
Payment of earnout liability related to business acquisitions	(4,000)	—
Restricted stock repurchased from employees for withholding taxes	(1,279)	(60)
Proceeds from option exercises	3,264	821
Net cash provided by financing activities	1,957	10,604
Effect of exchange rates on cash and cash equivalents	739	(556)
Net decrease in cash and cash equivalents	(9,092)	(2,853)
Cash and cash equivalents at beginning of period	18,823	15,723
Cash and cash equivalents at end of period	$9,731	$12,870
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$177	$149
Cash paid during the period for income taxes, net of refunds received	$927	$731

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the Company's consolidated financial statements for fiscal year 2017 to conform to the fiscal year 2018 presentation. Operating results for the three and six-month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries. For further information, refer to the Consolidated Financial Statements and the related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, except for the Company’s revenue recognition policy which has been revised as a result of the implementation of a new standard effective January 1, 2018.
Significant Accounting Policies
Revenue Recognition
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
Revenue is recognized over time, on an invoice basis for the Company's recovery audit contracts, which is approximately 97% of consolidated revenue for the six-month period ended June 30, 2018. The Company has adopted the Invoicing Expedient as provided for in FASB Accounting Standards Codification ("ASC") Topic 606, which allows for the recognition of revenue for an amount that an entity has a right to invoice its customer. It is management’s conclusion that the Company's right to consideration from its customers corresponds directly to the value provided to customers from its performance to-date, as represented by billable recoveries. A recovery is billable when it is determined that the customer has received the economic benefit from the service (generally through credits taken against existing accounts payable due to, or refund checks received from, the customer’s vendors). The manner in which a claim is recovered by a client often is dictated by industry practice. Many clients establish specific procedural guidelines that must be satisfied prior to submitting claims for client approval, and these guidelines are unique to each client.
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
Revenue is recognized over time for the Company's subscription services. Typically, implementation services, hosting services, unspecified upgrades, technical and support services, service level guarantees and subscription rights under contracts for subscription services are delivered concurrently and are therefore considered a single performance obligation. Generally, revenue will be recognized ratably over the subscription term as this represents the timing of when those services are transferred to the customer. The subscription term commences when the customer both has access to the software application and can benefit from its use.
Revenue is recognized at a point in time for certain services provided on a fixed fee basis and over time for certain services performed on a fee per unit of time-basis or other unit of performance. The revenue recognition method is determined based on the specific criteria that is to be achieved to meet the performance obligations of each transaction within a contract.
When a contract includes an option to acquire future goods or services that constitutes a material right to the customer, and those goods or services are similar to the original goods and services provided for in the contract, the Company has adopted the Practical Alternative as prescribed in ASC Topic 606 to estimate the standalone selling price of that option.
Billed receivables are stated at the amount expected to be collected and do not bear interest. The Company makes ongoing estimates relating to the collectability of billed receivables and maintains a reserve for estimated losses resulting from the inability of its clients to meet its financial obligations to the Company. This reserve is primarily based on the level of past-due accounts based on the contractual terms of the receivables; the Company's history of write-offs; and its relationships with, and the economic status of, its clients.
Unbilled receivables relate to claims for which the Company's customers have received economic value and for which they acknowledge that the unbilled receivable has been earned but has not yet been billed. The Company typically invoices the customer in the subsequent month.
The Company includes unbilled receivables and refund liabilities in determining revenue.
Contract assets will be recorded if a performance obligation is satisfied (and revenue recognized), but PRGX is not entitled to payment until other conditions as specified in the contract are met.
Contract liabilities are recognized when consideration is received and PRGX has not yet transferred the goods or services to the customer. PRGX refers to this as deferred revenue.
The Company derives a relatively small portion of revenue on a fee-for-service basis whereby billing is based upon a fixed fee, a fee per unit of time, or a fee per other unit of service. The Company recognizes revenue for these types of services when the core principles for revenue recognition have been met.
Refund Liabilities
Refund liabilities result from reductions in the economic value previously received by our clients with respect to vendor claims identified by us and for which we previously have recognized revenue. We compute the estimate of our refund liabilities at any given time based on actual historical refund data. We record periodic changes in refund liabilities as adjustments to revenue.
On an on-going basis, we evaluate our estimates and judgments, including those related to refund liabilities. We base our estimates and judgments on historical experience, information available prior to the issuance of the consolidated financial statements and on various other factors that we believe to be reasonable under the circumstances. This information forms the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Materially different results can occur as circumstances change and additional information becomes known, including changes in those estimates not deemed “critical."
Change in Accounting Estimate
An integral component of the methodology used to determine the refund liability includes applying a trendline to historical payback data extracted from our claims-tracking systems. As part of our on-going review of this process, we determined that a better correlation exists between the extracted data points and this trendline when the line takes the form of a cubic polynomial rather than our historical approach of a natural logarithm. As a result, effective in the interim period ended June 30, 2018, the Company refined its methodology to incorporate this new trendline for the estimation of refunds expected to occur in future periods. The resulting financial impact was an increase to net income for the quarter ended June 30, 2018 of $542,000 compared to net income for the quarter using the former method which utilized a logarithmic plot.

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
Accounting Standards Not Yet Adopted
FASB ASU No. 2018-07 - In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718)-Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 will become effective for the Company in the first quarter of 2019, including interim periods within that fiscal year. Early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. The Company is currently assessing the impact the adoption this standard will have on its consolidated financial statements.
FASB ASU No. 2016-02 - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2018-01, Leases (Topic 842), issued in January 2018, provides a practical expedient for land easements. This standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. This standard requires lessors to classify leases as either sales-type, finance or operating. A sales-type lease occurs if the lessor transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. ASU 2016-02 was subsequently amended by FASB ASU No. 2018-10 - Codification Improvements to Topic 842, Leases, which was issued in July 2018 to increase stakeholders' awareness of the amendments and to expedite the improvements. This standard will become effective for the Company in the first quarter of 2019. We are working towards establishing policies, updating our processes, and implementing necessary changes to data and processes to be able to comply with the new requirements. The Company is currently assessing the impact the adoption of this standard will have on its consolidated financial statements through the date of adoption.
FASB ASU No. 2018-03 - In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10), which clarified certain aspects of the previously issued ASU 2016-01 issued in January 2016. This standard updates ASU guidance on the classification and measurement of financial instruments, including significant revisions in accounting related to the classification and measurement of investments in equity securities and presentation of certain fair value changes for financial liabilities when the fair value option is elected. This ASU requires equity securities to be measured at fair value with changes in fair value recognized through net earnings and amends certain disclosure requirements associated with the fair value of financial instruments. In the period of adoption, the Company is required to reclassify the unrealized gains/losses on equity securities within accumulated other comprehensive income (loss) to retained earnings. The amendment will be effective for the Company in the third quarter of 2018. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2) Loss Per Common Share
The following table sets forth the computations of basic and diluted loss per common share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic loss per common share:	2018	2017	2018	2017
Numerator:
Net loss from continuing operations	$(2,880)	$(325)	$(5,208)	$(2,173)
Net loss from discontinued operations	$(26)	$(349)	$(359)	$(685)

Denominator:
Weighted-average common shares outstanding	23,283	22,227	22,930	22,087
Basic and diluted loss per common share from continuing operations	$(0.13)	$(0.01)	$(0.23)	$(0.10)
Basic and diluted loss per common share from discontinued operations	$—	$(0.02)	$(0.01)	$(0.03)
Total basic and diluted loss per common share	$(0.13)	$(0.03)	$(0.24)	$(0.13)

For all periods presented, basic and diluted net loss per share are the same, as any additional common stock equivalents would be anti-dilutive. As of June 30, 2018 and 2017, there were 3.2 million and 1.8 million, respectively, anti-dilutive stock options that were excluded from the calculation of weighted average diluted common shares outstanding. As of June 30, 2018 and 2017, there were 0.6 million and 0.9 million, respectively, restricted stock units excluded from the calculation of weighted average diluted common shares outstanding.

The Company repurchased no shares of its common stock under its stock repurchase program during the three and six months ended June 30, 2018 and 2017.

Pursuant to exercises of outstanding stock options, the Company issued 158,303 shares of its common stock having a value of approximately $1.5 million in the three months ended June 30, 2018 and 485,375 shares of its common stock having a value of approximately $4.3 million during the six months ended June 30, 2018. In connection with stock option exercises, the Company issued 82,993 shares of its common stock having a value of approximately $0.5 million in the three months ended June 30, 2017 and 167,460 shares of its common stock having a value of approximately $1.1 million in the six months ended June 30, 2017.
(3) Stock-Based Compensation
The Company has two stock-based compensation plans under which outstanding equity awards have been granted, the 2008 Equity Incentive Plan ("2008 EIP") and the 2017 Equity Incentive Compensation Plan ("2017 EICP") (collectively, the "Plans"). No additional awards may be granted under the 2008 EIP. Awards granted outside of the Plans are referred to as inducement awards.
During the three and six months ended June 30, 2018, grants were made to the Company's key employees and directors. The grants included stock options, nonvested stock awards including restricted stock, restricted stock units, performance-based restricted stock units ("PBUs") and stock appreciation rights ("SARs").

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of the Company's 2018 Grant Activity
The following is a summary of grant activity for the three months ended June 30, 2018 (in thousands, except number of awards):

	Three Months Ended June 30, 2018
	# of Awards Granted	Grant Date Fair Value
Stock options	220,000	$681
Restricted stock	285,885	2,739
Restricted stock units	78,506	747
PBUs	222,407	2,134
SARs	303,125	564
	1,109,923	$6,865
The awards granted in the three months ended June 30, 2018 had the following terms:

•	The stock options vest over three years in approximately equal annual installments commencing one year after the grant date.

•
The 265,781 shares of restricted stock and 34,065 restricted stock units granted to the Company’s key employees vest over three years in approximately equal annual installments commencing one year after the grant date. The awards granted to the Company’s directors included 20,104 shares of restricted stock and 44,441 restricted stock units that vest on the later of (i) June 26, 2019 or (ii) the date of, and immediately prior to, the Company's 2019 Annual Meeting of Shareholders.

•
The vesting of the PBUs is subject to the satisfaction of certain specified financial performance conditions for the two-year performance period ending December 31, 2019. PBUs that vest will be settled in shares of the Company's common stock. Stock-based compensation expense for these PBUs is being recognized at target, as if 100% of the awards will vest.

•
The SARs will vest on March 1, 2020. Upon vesting, 25% of the SARs may be exercised on the last day of each of the first, second and third calendar quarters in 2020. Within 30 days after the SARs are exercised, the Company must settle the exercised SARs in a cash payment equal to the excess of (i) the lesser of the fair market value, as of the date on which the SARs are exercised, or $18 per share, over (ii) $9.60 per share, less any applicable tax withholding. Vested SARs not exercised during any previous quarter will remain outstanding and be automatically exercised as of December 31, 2020.

The following is a summary of grant activity for the six months ended June 30, 2018 (in thousands, except number of awards):

	Six Months Ended June 30, 2018
	# of Awards Granted	Grant Date Fair Value
Stock options	395,000	$1,122
Restricted stock	306,385	2,901
Restricted stock units	78,506	747
PBUs	253,157	2,377
SARs	303,125	564
	1,336,173	$7,711

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The awards granted in the six months ended June 30, 2018 had the same terms as those described above, except that the vesting of PBU awards granted prior to the second quarter of 2018 have:

•
Vesting criteria that is subject to satisfaction of certain specified financial performance conditions for the two-year performance period ending December 31, 2018. Any of these PBUs that vest will also be settled in shares of the Company's common stock. Stock-based compensation expense for these PBUs is being recognized at target, as if 100% of these awards will vest.

Additional Information

As of June 30, 2018, there were approximately 2.8 million shares available for future grant under the 2017 EICP.
Stock-based compensation expense for the three months ended June 30, 2018 and 2017 was $0.9 million and $1.7 million, respectively, and $2.8 million and $3.2 million for the six months ended June 30, 2018 and 2017, respectively, and is included in Selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations. As of June 30, 2018, there was $10.3 million of unrecognized stock-based compensation expense related to the Company's equity awards which will be recognized over approximately 2.2 years.
On June 30, 2018, SARs covering 200,000 shares of the Company's common stock vested and became payable in cash in a lump sum equal to $1.0 million (less applicable tax withholding), which represents the excess of the fair market value, as of June 30, 2018, of the shares of the Company's common stock over $4.71, the fair market value (closing price) of the Company's common stock on the date of grant, April 27, 2016. This payment was made in July 2018.

During the six months ended June 30, 2018, the Company issued 483,623 shares of common stock and paid $5.4 million in long-term incentive compensation related to the vesting of PBU awards granted in 2016.
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
Adjacent Services represents data transformation, spend analytics, PRGX OPTIX®, supplier information management ("SIM") services and associated advisory services.
Additionally, Corporate Support includes the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the fourth quarter of 2015, PRGX entered into agreements with third parties to fulfill its Medicare recovery audit contractor ("RAC") program subcontract obligations to audit Medicare payments and provide support for claims appeals and assigned its remaining Medicaid contract to another party. Revenue is recognized from historical claims when performance obligations are satisfied. The Company will continue to incur certain expenses and may realize additional revenue until the wind-down of this business is complete. As a result, the Healthcare Claims Recovery Audit services business has been reported as Discontinued Operations in accordance with GAAP.
The following table presents the discontinued operations of the Healthcare Claims Recovery Audit services business in the Consolidated Statement of Operations, for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$157	$—	$157	$—
Cost of sales	183	342	512	676
Selling, general and administrative expense	—	5	3	5
Depreciation and amortization	—	2	1	4
Loss from discontinued operations before income taxes	$(26)	$(349)	$(359)	$(685)
Income tax expense	—	—	—	—
Net loss from discontinued operations	$(26)	$(349)	$(359)	$(685)

The following table presents the discontinued operations of the Healthcare Claims Recovery Audit services business in the Consolidated Statements of Cash Flows, for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(359)	$(685)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	—
Increase in cash and cash equivalents	$(359)	$(685)

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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three and six months ended June 30, 2018 and 2017 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended June 30, 2018
Revenue, net of refund liabilities	$28,912	$11,445	$1,745	$—	$42,102
Net loss from continuing operations					(2,880)
Income tax expense					189
Interest expense, net					486
EBIT	$4,598	$1,669	$(1,058)	$(7,414)	$(2,205)
Depreciation of property and equipment	1,719	206	435	—	2,360
Amortization of intangible assets	436	38	390	—	864
EBITDA	$6,753	$1,913	$(233)	$(7,414)	$1,019
Other loss (income)	—	56	—	(51)	5
Foreign currency transaction losses (gains) on short-term intercompany balances	149	905	13	(187)	880
Transformation severance and related expenses	486	472	—	357	1,315
Stock-based compensation	—	—	—	873	873
Adjusted EBITDA	$7,388	$3,346	$(220)	$(6,422)	$4,092

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended June 30, 2017
Revenue, net of refund liabilities	$26,553	$10,773	$1,184	$—	$38,510
Net loss from continuing operations					(325)
Income tax expense					879
Interest expense, net					48
EBIT	$5,586	$3,057	$(1,913)	$(6,128)	$602
Depreciation of property and equipment	779	152	178	—	1,109
Amortization of intangible assets	328	—	394	—	722
EBITDA	$6,693	$3,209	$(1,341)	$(6,128)	$2,433
Other loss	—	—	5	—	5
Foreign currency transaction (gains) losses on short-term intercompany balances	(78)	(937)	(2)	60	(957)
Transformation severance and related expenses	187	82	45	1	315
Stock-based compensation	—	—	—	1,688	1,688
Adjusted EBITDA	$6,802	$2,354	$(1,293)	$(4,379)	$3,484

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Six Months Ended June 30, 2018
Revenue, net of refund liabilities	$54,870	$21,472	$2,481	$—	$78,823
Net loss from continuing operations					(5,208)
Income tax expense					976
Interest expense, net					884
EBIT	$10,323	$3,217	$(2,779)	$(14,109)	$(3,348)
Depreciation of property and equipment	2,616	348	619	—	3,583
Amortization of intangible assets	773	99	780	—	1,652
EBITDA	$13,712	$3,664	$(1,380)	$(14,109)	$1,887
Other loss (income)	—	105		(88)	17
Foreign currency transaction losses (gains) on short-term intercompany balances	206	676	4	(226)	660
Transformation severance and related expenses	549	1,015	68	357	1,989
Stock-based compensation	—	—	—	2,818	2,818
Adjusted EBITDA	$14,467	$5,460	$(1,308)	$(11,248)	$7,371

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Six Months Ended June 30, 2017
Revenue, net of refund liabilities	$50,936	$18,604	$2,539	$—	$72,079
Net loss from continuing operations					(2,173)
Income tax expense					1,506
Interest expense, net					85
EBIT	$11,571	$3,466	$(3,655)	$(11,964)	$(582)
Depreciation of property and equipment	1,689	292	348	—	2,329
Amortization of intangible assets	657	—	787	—	1,444
EBITDA	$13,917	$3,758	$(2,520)	$(11,964)	$3,191
Other income			(193)	(1)	(194)
Foreign currency transaction gains on short-term intercompany balances	(241)	(1,189)	(4)	(75)	(1,509)
Transformation severance and related expenses	264	221	45	369	899
Stock-based compensation	—	—	—	3,254	3,254
Adjusted EBITDA	$13,940	$2,790	$(2,672)	$(8,417)	$5,641

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5) Debt
The Company has adopted ASU 2015-03, Interest - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changed the presentation of debt issuance costs on the balance sheet by requiring that they be presented as a direct deduction from the related debt liability, rather than represented as a separate asset. As a result, the Company’s deferred financing costs are reflected in Long-term debt, excluding current portion on the Company’s Consolidated Balance Sheets for all periods presented. Long-term debt as of June 30, 2018 and December 31, 2017 consists of the following (in thousands):

	As of June 30,			As of December 31,
	2018			2017
	Gross	DFC (1)	Net	Gross	DFC(1)	Net
Revolving Facility	$17,600	$(99)	$17,501	$13,600	$(131)	$13,469
Capital lease obligations	90	—	90	105	—	105
Total debt	17,690	(99)	17,591	13,705	(131)	13,574
Less: Current portion of long-term debt	48	—	48	48	—	48
Long-term debt, excluding current portion	$17,642	$(99)	$17,543	$13,657	$(131)	$13,526

(1)	DFC refers to deferred financing costs related to the Company's long-term debt.
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
As of June 30, 2018, there was $17.6 million in debt outstanding under the revolving SunTrust credit facility that will be due December 31, 2019. The amount available for additional borrowing under the revolving SunTrust credit facility was $17.4 million as of June 30, 2018. Based on the terms of the credit facility, as amended, the applicable interest rate at June 30, 2018 was approximately 4.23%. As of June 30, 2018, the Company was required to pay a commitment fee of 0.25% per annum, payable quarterly, on the unused portion of the revolving SunTrust credit facility.
The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, conduct of business, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the credit facility set forth maximum leverage and minimum fixed charge coverage ratios and require maintenance of a minimum amount of consolidated adjusted earnings before interest, taxes, depreciation and amortization. In addition, the credit facility includes customary events of default. The Company was in compliance with the covenants in the SunTrust credit facility as of June 30, 2018.
Future Commitments
The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s capital lease agreements for each of the fiscal years presented in the table below (in thousands):

Year Ended December 31
2018	$24
2019	17,656
2020	10
Total	$17,690
6) Fair Value of Financial Instruments
The Company records cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled receivables, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items.
The Company records bank debt, if any, as of the period end date based on the effective borrowing rate and repayment terms when originated. The Company had $17.6 million in bank debt outstanding as of June 30, 2018 and $13.6 million in bank debt outstanding as of December 31, 2017. The Company believes the carrying value of the bank debt approximates its fair value. The Company considers the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).
The Company had $5.4 million of business acquisition obligations as of June 30, 2018, and $8.9 million of business acquisition obligations as of December 31, 2017. The Company's business acquisition obligations represent the estimated fair value of the deferred consideration and projected earn-out payments due as of the end of the reporting period. The Company determines the estimated fair value of business acquisition obligations based on its projections of future revenue and profits or other factors used in the calculation of the ultimate payment(s) to be made. The discount rate that the Company uses to value the liability is based on specific business risk, cost of capital, and other factors. The Company considers these factors to be Level 3 inputs (significant unobservable inputs).
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
The Company applies a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. PRGX refers to GAAP for guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FASB ASC 740, the Company's policy for recording interest and penalties associated with tax positions is to record such items as a component of income before income taxes. A number of years may elapse before a tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments also varies by tax jurisdiction.

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
The actual payment of the earnout consideration is based on achieving certain financial targets over a two-year period that commenced on March 1, 2017 and will conclude on February 28, 2019. Management estimated that the fair value of the earnout consideration was approximately $5.9 million at the date of acquisition. During the three and six months ended June 30, 2018, the Company recognized accretion of $0.3 million and $0.6 million, respectively, on the fair value of the earnout consideration which was included in Interest expense in the Consolidated Statements of Operations and increased the related contingent consideration liability. As of June 30, 2018, the contingent consideration liability related to the C&CA acquisition was $3.4 million, which is included in current Business acquisition obligations in the Company's Consolidated Balance Sheets.
The Company allocated the aggregate purchase price for C&CA to the net tangible and intangible assets acquired based on their fair values as of February 23, 2017. The Company based the allocation of the purchase price on a valuation for intangible assets and the carrying value for the remaining assets and liabilities, as the carrying value approximates their fair value. The Company recorded the excess of the purchase price over the net tangible and intangible assets as goodwill, which has been allocated and recognized as goodwill within the Company's Recovery Audit Services-Americas and Recovery Audit Services-Europe/Asia-Pacific business segments. The purchase price allocation for C&CA was completed in the first quarter of 2018. During the six months ended June 30, 2018, the Company recorded an immaterial working capital adjustment to the purchase price allocation.

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
	$10,923

The revenue and net income associated with the assets acquired from C&CA for the six months ended June 30, 2018 and 2017 are presented below (in thousands) and included in the Company's Consolidated Statements of Operations. These amounts are not necessarily indicative of the results of operations that C&CA would have realized if it had continued to operate as a stand-alone company during the period presented, primarily due to costs that are now reflected in the Company's unallocated corporate costs and not allocated to C&CA.

	Six Months Ended
	June 30, 2018	June 30, 2017
Revenue	$7,520	$4,650
Net income from continuing operations	$916	$1,242

As required by ASC 805, the following unaudited pro forma Statements of Operations for the six months ended June 30, 2017 give effect to the C&CA acquisition as if it had been completed on January 1, 2016. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results would have been during the periods presented had the C&CA acquisition been completed on January 1, 2016. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma revenue and net loss do not reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the C&CA acquisition. The information presented below is in thousands:

June 30, 2017
Revenue (pro forma)	$72,918
Net loss income from continuing operations (pro forma)	$(2,843)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Some of the information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements involve substantial risks and uncertainties including, without limitation, statements regarding future results of operations or the Company’s financial condition; the adequacy of the Company’s current working capital and other available sources of funds for capital expenditures and otherwise; the Company's goals and plans for the future, including its strategic initiatives and growth opportunities; expectations regarding future revenue and growth trends; and the expected impact of the Company’s decision to exit the Company's Healthcare Claims Recovery Audit Services business. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and its other periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation or duty to update or modify these forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law.
There may be events in the future, however, that the Company cannot accurately predict or over which the Company has no control. The risks and uncertainties listed in this section, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events denoted above as risks and uncertainties and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, financial condition and results of operations.
You should read the following discussion and analysis in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 and our other periodic reports filed with the Securities and Exchange Commission and the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Except as otherwise indicated or unless context otherwise requires, “PRGX”, “we,” “us,” “our” and the "Company” refer to PRGX Global, Inc. and its subsidiaries.

Business Overview

PRGX is a global leader in recovery audit and spend analytics, providing a suite of services targeted at our clients' Source-to-Pay ("S2P") business processes. At the heart of our services suite is the core capability of mining client data to deliver "actionable insights." Actionable insights allow our clients to improve their cash flow and profitability by reducing costs, improving business processes and managing risks. In addition to recovery audit and spend analytics, our services include supplier information management (“SIM”) and advisory services. We deliver services to hundreds of clients, including over 75% of the top global retailers in the world and serve clients in more than 30 countries. We have a global team of approximately 1,500 employees and are known for our deep S2P, industry, technology, and analytics expertise. We believe our client base and associated client data, our advanced analytics capabilities and our unique subject matter expertise make us a leader in the data-led and technology-driven recovery audit and spend analytics market.
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
Recovery auditing is a business service focused on finding overpayments created by errors in payment transactions, such as missed or inaccurate discounts, allowances and rebates, vendor pricing errors, erroneous coding and duplicate payments. Recovery audit services are part of the broader S2P services market space, focused on the payment side of the S2P market. We use our proprietary software to structure, cleanse and analyze our clients’ spend data. This software reflects our proprietary algorithms, intelligence and routines developed based on our deep expertise working for decades in the industry verticals in which our clients operate, our experience with their systems, knowledge of payment practices and programs, and at times, the characteristics of the vendors with whom they transact. Then we apply the experience and expertise of our highly skilled auditors to the client data. Generally, we earn our recovery audit revenue on a contingent fee basis by identifying overpayments made by our clients, assisting our clients in recovering the overpayments from their vendors, and collecting a specified percentage of the recoveries from our clients as our fee. The fee percentage we earn is based on specific contracts with our clients that generally also specify: (a) time periods covered by the audit; (b) the nature and extent of services we are to provide; and (c) the client’s responsibilities to assist and cooperate with us. Clients generally recover claims by either taking credits against outstanding payables or future purchases from the relevant vendors or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish client-specific procedural guidelines that we must satisfy prior to submitting claims for client approval.
Our recovery audit business also includes contract compliance services which focus on auditing complex supplier billings against large services, construction and licensing contracts. Such services include verification of the accuracy of third party reporting, appropriateness of allocations and other charges in cost or revenue sharing types of arrangements, adherence to contract covenants and other risk mitigation requirements and numerous other reviews and procedures to assist our clients with proper monitoring and enforcement of the obligations of their contractors. Our results are impacted by the timing of claims recoveries by our clients, which can often take between two and four months for a typical recovery audit engagement and even longer for claims arising from typically more complex contract compliance engagements.
We earn the vast majority of our revenue from clients in the retail industry due to many factors, including the high volume of transactions and the complicated pricing and allowance programs typical in this industry. Changes in consumer spending associated with economic fluctuations generally impact our revenue to a lesser degree than they affect individual retailers due to several factors, including:

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
Our Adjacent Services business targets client functional and process areas where we have established expertise, enabling us to provide services to finance, merchandising and procurement executives to improve working capital, reduce supplier discrepancies, optimize purchasing leverage in vendor pricing negotiations, improve insight into product margin and true cost of goods for resale, identify and manage risks associated with vendor compliance, improve quality of vendor master data and improve visibility and diagnostics of direct and indirect spend. Our Adjacent Services include our advisory services, our global PRGX OPTIX® analytics suite, and our SIM and deduction management solutions.
Our advisory services leverage our extensive S2P expertise and knowledge of our clients’ data and systems, as well as proprietary and third-party technology, to deliver actionable insights and other deliverables to our clients. Our advisory services are typically offered on a fee for service basis.
The PRGX OPTIX suite facilitates S2P business decisions by providing analytics that are delivered through multiple modules, including Product, Payment and Spend. Each of these modules is powered by the core PRGX OPTIX platform that provides the ability to process and visualize S2P data delivered via a software-as-a-service (“SaaS”) interface. The PRGX OPTIX suite is typically offered on a subscription basis. We continue to enhance our PRGX OPTIX suite of analytics tools with improvements to features and functionality.
Our SIM services are delivered through our proprietary Lavante SIM platform, which is designed to enable supplier master data harmonization, on-boarding, compliance with regulatory and client specified standards and requirements, as well as an enterprise level view of supplier performance. Our SIM solution is typically offered as a SaaS solution on a subscription basis. Our Deduction Management solution was developed by combining our expertise with recovery audit data and S2P process expertise with the unique Lavante technology applications. The deduction management offering refers to supplier compliance and deduction management solutions used by our clients to manage their communications with their suppliers. The solution gives clients the ability to provide their suppliers with easier access to billing details, thereby enabling resolution of billing and claims inquiries in a more timely, effective and efficient manner. Deduction management is offered as a subscription-based SaaS solution.
Looking ahead, we expect to continue the evolution of our business from its historical auditor-led recovery audit operation, to today’s data-driven, technology-led recovery, SIM and analytics solutions, to tomorrow’s next generation payment assurance solutions, which will provide access to software and enable services closer in time to or contemporaneous with the transaction. We believe that this evolution will allow us to provide incremental value to our clients and ultimately transform our business from one primarily focused on post-transaction analysis, error identification and recovery, to one with its major emphasis on error prevention and S2P process efficiency.
We believe that for the foreseeable future, our revenue will remain at a level that will allow us to continue investing in our growth strategy, including developing and enhancing our technology platforms and improved operational processes within our recovery audit business. We have processes in place to mitigate the financial impact arising from fluctuations in our businesses. These processes include reviewing and monitoring financial and operational results through our internal reporting, devoting substantial efforts to develop an improved service delivery model to enable us to more cost effectively serve our clients, and maintaining the flexibility to control the compensation-related portions of our cost structure.
We expect to continue our information technology and product development efforts to improve our services and solutions. We have increased our sales force in 2018 to improve our acquisition of new clients and our cross-sale of solutions within our existing client base. We expect to continue to invest in sales and marketing for the remainder of 2018 and will continue to assess the success and effectiveness of our sales and marketing efforts and the optimal level of sales and marketing investment for future periods. We also expect to add headcount in data services and recovery audit to support new contracts throughout 2018, however, we expect that our investments in next generation recovery audit technology will further increase the operating leverage in our recovery audit platform in future years. We expect to continue to invest in advisory personnel as needed for projects as we close deals in our pipeline. Certain advisory projects provide an opportunity for us to introduce our SaaS solutions to a client and are a part of our subscription revenue growth strategy.
Business Acquisitions
In the first quarter of 2017, we completed the acquisition of substantially all of the assets of Cost & Compliance Associates, LLC and Cost & Compliance Associates Limited (collectively, "C&CA"), a commercial recovery audit and contract compliance firm with operations in the U.S. and the UK. We have included the results of C&CA from the date of acquisition through June 30,

2018 in our Condensed Consolidated Statement of Operations and in the Results of Operations from Continuing Operations discussion.
Discontinued Operations
As of December 31, 2015, the Company discontinued its Healthcare Claims Recovery Audit business. PRGX entered into agreements with third parties to fulfill its Medicare recovery audit contractor ("RAC") program subcontract obligations to audit Medicare payments and provide support for claims appeals and assigned its remaining Medicaid contract to another party. The Company will continue to incur certain expenses and may realize additional revenue until the wind-down of this business is complete. The discussions and financial results in this Report have been adjusted to reflect the discontinued business.
Results of Operations from Continuing Operations
The discussions and financial results in this Item 2 reflect our results from continuing operations.
The following table sets forth the percentage of revenue represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue, net of refund liabilities	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	65.1	66.5	66.2	67.5
Selling, general and administrative expenses	30.4	29.7	30.5	30.5
Depreciation of property and equipment	5.6	2.9	4.5	3.2
Amortization of intangible assets	2.1	1.9	2.1	2.0
Total operating expenses	103.2	101.0	103.3	103.2
Operating loss from continuing operations	(3.2)	(1.0)	(3.3)	(3.2)
Foreign currency transaction losses (gains) on short-term intercompany balances	2.1	(2.5)	0.8	(2.1)
Interest expense, net	1.2	0.1	1.1	0.1
Other (income)	—	—	—	(0.3)
Net (loss) income from continuing operations before income tax	(6.5)	1.4	(5.2)	(0.9)
Income tax expense	0.4	2.2	1.2	2.1
Net loss from continuing operations	(6.9)%	(0.8)%	(6.4)%	(3.0)%
Three and Six Months Ended June 30, 2018 Compared to the Corresponding Period of the Prior Year
Revenue, net of refund liabilities. Revenue, net of refund liabilities was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Recovery Audit Services – Americas	$28,912	$26,553	$54,870	$50,936
Recovery Audit Services – Europe/Asia-Pacific	11,445	10,773	21,472	18,604
Adjacent Services	1,745	1,184	2,481	2,539
Total	$42,102	$38,510	$78,823	$72,079

Consolidated revenue for the three months ended June 30, 2018 increased by $3.6 million, or 9.3%, compared to the same period in 2017. Consolidated revenue for the six months ended June 30, 2018 increased by $6.7 million, or 9.4%, compared to the same period in 2017. On a constant dollar basis, adjusted for changes in foreign exchange ("FX") rates, consolidated revenue for the three months ended June 30, 2018 increased 8.5% in the second quarter of 2018 compared to the same quarter in 2017. On a constant dollar basis, consolidated revenue for the six months ended June 30, 2018 increased by 7.2% compared to the same period in 2017. Below is a discussion of our revenue for our three reportable segments.

Recovery Audit Services – Americas revenue increased by $2.4 million, or 8.9%, for the three months ended June 30, 2018 compared to the same period in 2017. For the six months ended June 30, 2018, revenue increased by $3.9 million, or 7.7%, compared to the same period in 2017. On a constant dollar basis, adjusted for changes in FX rates, the second quarter 2018 revenue increased 8.9% compared to the same period in 2017. The growth in the second quarter of 2018 was led by our U.S. retail business.

Recovery Audit Services – Europe/Asia-Pacific revenue increased by $0.7 million, or 6.2%, for the three months ended June 30, 2018 compared to the same period in 2017. For the six months ended June 30, 2018, revenue increased by $2.9 million, or 15.4%, compared to the same period in 2017. On a constant dollar basis, adjusted for changes in FX rates, the second quarter 2018 revenue increased 3.1% compared to the same period in 2017. The growth in the second quarter of 2018 was particularly strong in our Asia-Pacific commercial (non-retail) business.
Adjacent Services revenue increased by $0.6 million, or 47.4%, for the three months ended June 30, 2018 compared to the same period in 2017. For the six months ended June 30, 2018, revenue decreased by $0.1 million, or 2.3%, compared to the same period in 2017. On a constant dollar basis, adjusted for changes in FX rates, the second quarter 2018 revenue increased 49.3% compared to the same period in 2017. The second quarter revenue growth is attributable to contracts for subscription and advisory services using the PRGX OPTIX platform. The decline in our revenue for the first six months of 2018 compared to the same period in 2017 was due to a large advisory project that was completed in the first quarter of 2017 for which there was nothing comparable in the first quarter of 2018.
Cost of Revenue (“COR”). COR consists principally of commissions and other forms of variable compensation we pay to our auditors based primarily on the level of overpayment recoveries and/or profit margins derived therefrom, fixed auditor salaries, our data services costs allocated to client projects, compensation paid to various types of hourly support staff and salaries for operational and client service managers for our recovery audit services and our Adjacent Services businesses. COR also includes other direct and indirect costs incurred by these personnel, including office rent, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. A significant portion of the components comprising COR is variable and will increase or decrease with increases or decreases in revenue. Since the timing of our recognition of recovery audit revenue is impacted by the timing of claims recovery by our clients, which can often take between two and four months for a typical recovery audit engagement, with a longer time frame for the more complex contract compliance engagements, our revenue growth may lag incremental variable COR as we grow.
COR was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Recovery Audit Services – Americas	$19,113	$17,324	$35,264	$32,602
Recovery Audit Services – Europe/Asia-Pacific	6,834	6,717	13,919	12,903
Adjacent Services	1,442	1,564	3,003	3,126
Total	$27,389	$25,605	$52,186	$48,631
COR as a percentage of revenue for Recovery Audit Services - Americas increased from 65.2% in the second quarter of 2017 to 66.1% in the second quarter of 2018. For the six months ended June 30, 2018, COR increased from 64.0% to 64.3% compared to the same period in 2017. The increase in COR for Recovery Audit Services - Americas as a percentage of revenue in the three months ended June 30, 2018 is primarily due to increases in transformational severance, changes in the mix of revenue from retail, commercial, and contract compliance services, and the timing of employee-related expenses versus related revenue. The impact on COR was partially offset by the impact of operating leverage from increased revenue. We continue to benefit from operational process improvements which include efficiency tools that allow us to accelerate the audit cycle and support standard methodology, enabling the use of lower cost shared service functions. COR for Recovery Audit Services – Americas increased $1.8 million, or 10.3%, in the second quarter of 2018 compared to the same period in 2017. On a constant dollar basis, adjusted for changes in FX rates, and after eliminating the impact of transformation severance and stock-based compensation, COR as a percentage of revenue for Recovery Audit Services - Americas improved from 64.4% to 64.0% from the second quarter of 2017 to the second quarter of 2018.

COR as a percentage of revenue for Recovery Audit Services - Europe/Asia-Pacific improved from 62.4% in the second quarter of 2017 to 59.7% for the three months ended June 30, 2018. For the six months ended June 30, 2018, COR improved from 69.4% to 64.8% compared to the same period in 2017. On a constant dollar basis, adjusted for changes in FX rates, and after eliminating the impact of transformation severance and stock-based compensation, COR as a percentage of revenue in the second quarter of 2018 improved by 5.7% compared to the same period in 2017. The improvement in COR for Recovery Audit Services - Europe/Asia-Pacific as a percentage of revenue in the three months ended June 30, 2018 is primarily due to a shift in the revenue mix, the impact of operating leverage from increased revenue and improved operational processes.

Adjacent Services COR is primarily related to our continued investments in personnel. Adjacent Services COR as a percentage of revenue improved 49.5% for the three months ended June 30, 2018 compared to the same period in 2017 and improved 2.1% for the six months ended June 30, 2018 primarily as a result of relatively higher revenue generated in the second quarter of 2018.
Selling, General and Administrative Expenses (“SG&A”). SG&A expenses for all segments other than Corporate Support include the expenses of sales and marketing activities, information technology services and allocated corporate data center costs, human resources, legal, accounting, administration, foreign currency transaction gains and losses other than those relating to short-term intercompany balances and gains and losses on asset disposals. Corporate Support SG&A represents the unallocated portion of SG&A expenses which are not specifically attributable to our segment activities and include the expenses of information technology services, the corporate data center, human resources, legal, finance, executive management, accounting, treasury, administration, and stock-based compensation charges.
SG&A expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Recovery Audit Services – Americas	$2,897	$2,615	$5,688	$4,658
Recovery Audit Services – Europe/Asia-Pacific	1,737	1,786	3,108	3,133
Adjacent Services	523	959	854	2,130
Subtotal for reportable segments	5,157	5,360	9,650	9,921
Corporate Support	7,652	6,064	14,423	12,039
Total	$12,809	$11,424	$24,073	$21,960
Recovery Audit Services – Americas SG&A expenses increased by $0.3 million and $1.0 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. SG&A as a percentage of revenue increased from 9.8% in the second quarter of 2017 to 10.0% in the second quarter of 2018. The increased expenses primarily related to our investment in our sales and technology groups, which was partially offset by other expense reductions within the segment.
Recovery Audit Services – Europe/Asia-Pacific SG&A was essentially unchanged for the three and six months ended June 30, 2018, compared to the same periods in 2017. However, SG&A as a percentage of revenue improved by 1.4% and 2.4% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The improvements were primarily due to the increased revenue in the 2018 periods and higher bad debt expenses in the same periods in the prior year, partially offset by an increase in our investment in our sales team in the 2018 periods.
Adjacent Services SG&A decreased $0.4 million and $1.3 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. On a percentage of revenue basis, SG&A improved 51.0% and 49.5% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. These improvements on a percentage of revenue basis were primarily due to higher revenues in the 2018 periods.
Corporate Support SG&A increased $1.6 million and $2.4 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. These amounts include stock-based compensation charges of $0.8 million and $0.4 million, respectively. Excluding stock-based compensation charges, Corporate Support SG&A expenses increased 54.9% and 32.1% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. These increases were primarily due to cost increases related to marketing, information technology, and our shared services centers.

Depreciation of property and equipment. Depreciation of property and equipment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Recovery Audit Services – Americas	$1,719	$779	$2,616	$1,689
Recovery Audit Services – Europe/Asia-Pacific	206	152	348	292
Adjacent Services	435	178	619	348
Total	$2,360	$1,109	$3,583	$2,329
Depreciation expense increased $1.3 million for both the three and six months ended June 30, 2018, compared to the same periods in 2017. These increases are primarily due to the cost of internally developed software tools which support all segments that were moved into production in 2018 and are typically being depreciated over a three-year period.
Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Recovery Audit Services – Americas	$436	$328	$773	$657
Recovery Audit Services – Europe/Asia-Pacific	38	—	99	—
Adjacent Services	390	394	780	787
Total	$864	$722	$1,652	$1,444

Generally, we amortize the customer relationship and trademark intangible assets we record in connection with an acquisition on an accelerated basis over six years or longer, and we amortize non-compete agreements and trade names on a straight-line basis over five years or less. This methodology results in higher amortization immediately following an acquisition, and declining expense in subsequent periods. Amortization expense increased $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. These increases are primarily due to the finalization of the purchase price accounting for the acquisition of C&CA.
Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany receivables from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three and six months ended June 30, 2018, we recorded foreign currency transaction losses of $0.9 million and $0.7 million, respectively, on short-term intercompany balances compared to gains of $1.0 million and $1.5 million, respectively, for the same periods in 2017.
Interest Expense, net. Interest expense, net increased $0.4 million and $0.8 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increases were primarily due to a higher interest rate, the accretion on earnout liabilities, and the incremental interest associated with the increased borrowings related to our acquisition of C&CA.
Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors have resulted in minimal income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three and six months ended June 30, 2018 and 2017 primarily results from taxes on the income of certain of our foreign subsidiaries.
As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to the future realization of deferred tax assets. In the next twelve-month period, management may be in the position to have sufficient positive evidence to release partially or in full the valuation allowance held over our U.S. deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act"), was signed into law making significant changes to the Internal Revenue Code. The new legislation contains several key provisions that affect us including, but not limited to, the lowering of the U.S. corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. Additionally, in December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected, we consider the accounting of the transition tax, deferred tax re-measurements, and other items to be incomplete, though we recorded provisional amounts in the December 31, 2017 consolidated financial statements. We expect to complete our analysis within the measurement period in accordance with SAB 118.

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
EBIT, EBITDA and Adjusted EBITDA are all “non-GAAP financial measures” presented as supplemental measures of the Company’s performance. They are not presented in accordance with accounting principles generally accepted in the United States ("GAAP"). We believe these measures provide additional meaningful information in evaluating our performance over time, and that the rating agencies and a number of lenders use EBITDA and similar measures for similar purposes. In addition, a measure similar to Adjusted EBITDA is used in the restrictive covenants contained in our secured credit facility. However, EBIT, EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as substitutes for analysis of our results as reported under GAAP. In addition, in evaluating EBIT, EBITDA and Adjusted EBITDA, the adjustments may vary from period to period and in the future, we expect to incur expenses of a similar nature such as those used in calculating these measures. Our presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items.

A reconciliation of consolidated net loss to each of EBIT, EBITDA and Adjusted EBITDA for the periods presented in this report are as follows (in thousands):
EBIT, EBITDA, and Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(2,906)	$(674)	$(5,567)	$(2,858)
Income tax expense	189	879	976	1,506
Interest expense, net	486	48	884	85
EBIT	(2,231)	253	(3,707)	(1,267)
Depreciation of property and equipment	2,360	1,113	3,584	2,333
Amortization of intangible assets	864	722	1,652	1,444
EBITDA	993	2,088	1,529	2,510
Foreign currency transaction losses (gains) on short-term intercompany balances	880	(957)	660	(1,509)
Transformation severance and related expenses	1,315	314	1,989	899
Other loss (income)	5	5	17	(194)
Stock-based compensation	873	1,688	2,818	3,254
Adjusted EBITDA	$4,066	$3,138	$7,013	$4,960
Adjusted EBITDA from continuing operations	$4,092	$3,484	$7,371	$5,641

Transformation severance and related expenses for the three and six months ended June 30, 2018 increased by $1.0 million and $1.1 million, respectively, compared to the same periods in 2017. Transformation severance and related expenses fluctuate with staff and lease reductions and across all segments to evolve our business or reduce our cost structure.
Stock-based compensation for the three and six months ended June 30, 2018 decreased $0.8 million, or 48.3%, and $0.4 million, or 13.4%, respectively, compared to the same periods in 2017 primarily due to higher expense associated with our performance-based units in the prior year.
Adjusted EBITDA
We include a detailed calculation of Adjusted EBITDA by segment in Note 4 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q. A summary of Adjusted EBITDA, from continuing operations by segment, for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Recovery Audit Services – Americas	$7,388	$6,802	$14,467	$13,940
Recovery Audit Services – Europe/Asia-Pacific	3,346	2,354	5,460	2,790
Adjacent Services	(220)	(1,293)	(1,308)	(2,672)
Subtotal for reportable segments	10,514	7,863	18,619	14,058
Corporate Support	(6,422)	(4,379)	(11,248)	(8,417)
Total	$4,092	$3,484	$7,371	$5,641
Adjusted EBITDA for the three and six months ended June 30, 2018 was $4.1 million, an increase of $0.6 million, or 17.5%, and $7.4 million, an increase of $1.7 million, or 30.7%, respectively, compared to the same periods in 2017. Adjusted EBITDA as a percentage of revenue increased by 0.7% for the quarter ended June 30, 2018 from the same period in 2017. Adjusted EBITDA as a percentage of revenue increased by 1.5% for the six-month period ended June 30, 2018 compared to the same period in 2017. The increases relate to higher revenues relative to the fixed portion of the cost base. We continue to benefit from operational improvements to increase gross margin, partially offset by the investments we are making in sales and marketing, information technology, and our product strategy and development team. Our investment in sales and marketing included sales force headcount increases, which accelerated in the second quarter and require lead time to become productive due to onboarding and the sales cycle. Sales and marketing expenses increased by over 50% in the second quarter of 2018, compared to the same period in 2017. We are investing in the technology that fuels our growth in both the Recovery Audit segments and our Adjacent Services solutions. Our product strategy and development team was formed this year, and we have acquired top talent to drive product strategy and development. The operating costs of this area of our business were a significant factor in the increased costs in the second quarter of 2018 over the same period in 2017. Our information technology also grew to support our growth and evolution of our audit tools, with operating cost increases of 62% for the second quarter of 2018 compared to the same period in 2017.
Recovery Audit Services – Americas Adjusted EBITDA increased $0.6 million, or 8.6%, and $0.5 million, or 3.8%, for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017.
Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA increased by $1.0 million, or 42.1%, and $2.7 million, or 95.7%, for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017.
Adjacent Services Adjusted EBITDA improved $1.1 million, or 83.0%, and $1.4 million, or 51.0%, for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 due primarily to increased revenue outpacing additional investments in personnel.
Corporate Support costs decreased Adjusted EBITDA by $2.0 million and $2.8 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. These decreases are predominately related to our investments in information technology, product strategy and development.
Liquidity and Capital Resources and Financial Position
Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less from the date of purchase. We place our temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit or otherwise may not be covered by FDIC insurance. Some of our cash and cash equivalents are held at banks in jurisdictions outside the U.S. that have restrictions on transferring such assets outside of these countries on a temporary or permanent basis. Such restricted net assets are not material to our consolidated net assets.
As of June 30, 2018, we had $9.7 million in cash and cash equivalents and $17.6 million of debt outstanding under our revolving credit facility with SunTrust. As of June 30, 2018, the limit on our revolving credit facility was $35.0 million, and we had $17.4 million of availability for additional borrowings. As of June 30, 2018, the Company was in compliance with the covenants in its SunTrust credit facility. We amended the SunTrust credit facility in January 2014, December 2014, December 2016, May 2017, and March 2018 as further described in Secured Credit Facility below.
The $9.7 million in cash and cash equivalents includes $3.1 million held at banks in the U.S. and the remainder held at banks in other jurisdictions, primarily, in Mexico, Canada, the United Kingdom, India, Australia, France and Brazil. Our cash and cash equivalents as of June 30, 2018 included short-term investments of approximately $0.8 million, the majority of which was held at banks outside of the United States, primarily in Brazil, Canada, and Argentina.
Certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign jurisdictions that could be used in, or is needed by, our operations in the U.S., we may incur significant penalties and/or taxes to repatriate these funds. Generally, we have not provided for deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. We do, however, provide for deferred taxes relating to the potential repatriation of funds from U.S. branch operations in certain foreign countries, including withholding taxes.
We expect to continue to pay cash taxes in certain profitable foreign jurisdictions, the most significant of which is Canada, at statutory rates in each jurisdiction. We expect that net operating losses will continue to be generated or offset taxable income in jurisdictions including the United States and the United Kingdom in the foreseeable future.

Operating Activities. Net cash (used in) provided by operating activities was ($6.5 million) and $1.3 million for the six months ended June 30, 2018 and 2017, respectively. These amounts consist of two components, specifically, net loss adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, non-cash interest expense, foreign currency transaction losses (gains) on short term intercompany balances and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Net loss	$(5,567)	$(2,858)
Adjustments for certain non-cash items	9,530	5,542
	3,963	2,684
Changes in operating assets and liabilities	(10,443)	(1,408)
Net cash (used in) provided by operating activities	$(6,480)	$1,276
In the six months ended June 30, 2018, we used net cash of $6.5 million, while in the same period in 2017 our operating activities provided net cash of $1.3 million. Components of this change included an additional $2.7 million of net loss offset by a $4.0 million increase in adjustments for non-cash items. Additionally, $9.0 million of operating cash used during this period related to the changes in operating assets and liabilities. The remainder of the change relates to a first quarter of 2018 use of operating cash for the payout of $5.4 million related to performance-based restricted stock units granted in 2016. Excluding this payout, net cash used in operating activities, in the six months ended June 30, 2018 was $1.1 million.
The Company does not have additional outstanding performance-based restricted stock units that settle in cash. On June 30, 2018, Stock Appreciation Rights (SARs) covering 200,000 shares of the Company's common stock vested and became payable to the Company’s Chief Executive Officer in cash in a lump sum equal to $1.0 million (less applicable tax withholding), which was paid in July 2018. Additional SARs covering 303,125 shares of the Company’s common stock were granted to employees on May 29, 2018 with an exercise price of $9.60. These SARs vest and are exercisable in 2020.
Investing Activities. Net cash used in investing activities was $5.3 million for the six months ended June 30, 2018, primarily due to purchases of property and equipment to upgrade the Company's technology infrastructure, computer equipment, and to develop new analytics tools. Net cash used in investing activities was $14.2 million for the six months ended June 30, 2017, including $10.1 million for the acquisition of C&CA and $4.0 million for purchases of property and equipment to upgrade the Company's information technology infrastructure and develop new analytics tools. We expect our capital expenditures to continue at a similar or slightly greater level through the remainder of 2018 primarily for technology infrastructure and software development plans.
Financing Activities. Net cash provided by financing activities was $2.0 million for the six months ended June 30, 2018. We had net borrowings of $4.0 million from our SunTrust credit facility mainly to pay the earnout liability associated with the C&CA acquisition. We received $3.3 million in proceeds from option exercises, which was partially offset by $1.3 million paid for shares of common stock surrendered by employees to satisfy employee taxes arising from the vesting of restricted stock and restricted stock unit awards.
Future Cash Requirements and Restrictions
On June 30, 2018, SARs covering 200,000 shares of the Company's common stock vested and became payable in cash in a lump sum (net of applicable tax withholding) equal to $1.0 million, which was paid in July 2018.
We expect our capital expenditures will be between $10 million and $12 million in fiscal year 2018. Capital expenditures are discretionary, and we currently expect to continue to make capital expenditures to enhance our information technology infrastructure (both hardware and software) and analytics tools in the foreseeable future. Should we experience a change in our operating results, we may alter our capital expenditure plan in accordance with the needs of the Company.
We believe that the existing cash and cash equivalent balances, cash provided from operations, and borrowings available under the Company's SunTrust credit facility will provide sufficient liquidity to meet the operating and capital expenditure needs for existing operations during the next twelve months.

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
On May 4, 2017, we entered into an amendment of the SunTrust credit facility, that, among other things, (i) increased the aggregate principal amount of the committed revolving credit facility from $20.0 million to $35.0 million through December 31, 2018, which amount will be reduced to $30.0 million thereafter, (ii) extended the maturity date of the credit facility to December 31, 2019, (iii) added customary provisions to reflect European Union “bail-in” directive compliance language, and (iv) modified the financial covenants applicable to us during the remaining term of the credit facility by (A) revising the maximum leverage ratio and minimum fixed charge coverage ratio and (B) adding an additional financial covenant requiring us to maintain a minimum amount of consolidated adjusted EBITDA. In addition, the applicable margin used to determine the interest rate per annum on outstanding borrowings under the credit facility, and the ongoing commitment fee payable on the unused portion of the revolving credit facility commitment, both of which previously had been fixed percentages per annum, have been amended and both now will vary based upon our quarterly leverage ratio calculation under the SunTrust credit facility. The interest rate at June 30, 2018 was approximately 4.23% and the ongoing commitment fee was 0.25%.
On March 21, 2018 the SunTrust credit facility was amended with respect to the calculation of consolidated adjusted EBITDA for financial covenant compliance. The debt covenant calculation was modified to include the cash component of stock-based compensation for 2017.
The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, conduct of business, and transactions with affiliates. The negative covenants limit our ability, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the credit facility set forth maximum leverage and minimum fixed charge coverage ratios and require maintenance of a minimum amount of consolidated adjusted earnings before interest, taxes, depreciation and amortization. In addition, the credit facility includes customary events of default. As of June 30, 2018, we had $17.6 million in outstanding borrowings under the SunTrust revolver. The Company was in compliance with the covenants in its SunTrust credit facility as of June 30, 2018.

Capital Allocation
The Company allocates its capital resources to invest in the capital expenditure and operations needed to execute on its business strategy. Today this includes our investments in our sales and marketing organization, our information technology infrastructure and talent, and our technology solutions. We also look for merger and acquisition opportunities that advance our growth strategy or accelerate our acquisition of key technologies. Finally, we look to return capital to our investors.
On February 21, 2014, the Company's Board of Directors authorized a stock repurchase program under which the Company could repurchase up to $10.0 million of the Company's common stock from time to time through March 31, 2015. Since 2014, the original authorization of the stock repurchase program, the Board of Directors has modified the program from time to time to increase the repurchase limit to $60 million and extend the expiration date to December 31, 2018. From the February 2014 announcement of the Company’s current stock repurchase program through June 30, 2018, the Company has repurchased 8.6 million shares, or 28.7%, of its common stock outstanding on the date of the original announcement of the program, for an aggregate cost of $44.5 million. These shares were retired and accounted for as a reduction to Shareholders' Equity in the Consolidated Balance Sheet. Direct costs incurred to acquire the shares are included in the total cost of the shares.
The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
Off-Balance Sheet Arrangements
As of June 30, 2018, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

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
Revenue is recognized over time, on an invoice basis, for our recovery audit contracts. We adopted the Invoicing Expedient as provided for under ASC Topic 606, which allows for the recognition of revenue for an amount that an entity has a right to invoice its customer. It is management’s conclusion that PRGX’s right to consideration from our customers corresponds directly with the value provided to customers from our performance to-date, as represented by billable recoveries. A recovery is billable when it is determined that the customer has received the economic benefit from the service (generally through credits taken against existing accounts payable due to, or refund checks received from, the customer’s vendors).
Revenue is recognized over time for our subscription services. Typically, implementation services, hosting services, unspecified upgrades, technical and support services, service level guarantees and subscription rights under contracts for subscription services are delivered concurrently and are therefore considered a single performance obligation. Generally, revenue will be recognized ratably over the subscription term as this represents the timing of when those services are transferred to the customer. The subscription term commences when the customer both has access to the software application and can benefit from it (i.e. implementation has been completed).
Revenue is recognized at a point in time for certain services provided on a fixed fee basis, and over time for certain services performed on a fee per time period basis or other unit of performance.

The following is a summary of our refinement in our estimate of refund liabilities.
Refund liabilities result from reductions in the economic value previously received by our clients with respect to vendor claims identified by us and for which we previously have recognized revenue. We compute the estimate of our refund liabilities at any given time based on actual historical refund data. We record periodic changes in refund liabilities as adjustments to revenue.
On an on-going basis, we evaluate our estimates and judgments, including those related to refund liabilities. We base our estimates and judgments on historical experience, information available prior to the issuance of the consolidated financial statements and on various other factors that we believe to be reasonable under the circumstances. This information forms the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Materially different results can occur as circumstances change and additional information becomes known, including changes in those estimates not deemed “critical”.
An integral component of the methodology used to determine the refund liability includes applying a trendline to the historical payback data extracted from our claims-tracking systems. As part of our on-going review of this process, we determined that a better correlation exists between the extracted data points and this trendline when the line takes the form of a cubic polynomial rather than our historical approach of a natural logarithm. As a result, effective in the interim period ended June 30, 2018, the Company refined its methodology to incorporate this new trendline for the estimation of refunds expected to occur in future periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the translated value of foreign functional currency results in lower net income. When the U.S. dollar weakens, the translated value of the foreign functional currency results in higher net income. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three and six months ended June 30, 2018, we recognized $3.4 million and $6.4 million, respectively, of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2018, respectively. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under our SunTrust revolving credit facility, if any. As of June 30, 2018, we had $17.4 million of borrowing availability under our SunTrust revolving credit facility and $17.6 million borrowed under the SunTrust credit facility as of that date. Interest on our SunTrust credit facility is payable monthly and accrues at an index rate using the one-month LIBOR rate plus an applicable margin, which was 2.25% during the quarter ended June 30, 2018. The applicable margin ranges from 2.25% to 2.75%, with the actual applicable margin determined by the result of a leverage ratio calculation under the credit facility. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.4 million change in annual pre-tax income.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended June 30, 2018.

2018	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
April 1 - April 30	—	$—	—	$—
May 1 - May 31	4,148	$9.54	—	$—
June 1 - June 30	16,047	$9.45	—	$—
	20,195	$9.47	—	$15.5
(a) Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock awards that vested during the three months ended June 30, 2018.
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

3.1.1	Articles of Amendment of the Registrant effective January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 25, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

10.1	Employment Agreement dated May 16, 2018, by and between Deborah M. Schleicher and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 18, 2018).

10.2	Separation Agreement dated May 16, 2018, by and between Peter Limeri and the Company (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on May 18, 2018).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2018.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2018.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2018.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

August 9, 2018	By:	/s/ Ronald E. Stewart
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

August 9, 2018	By:	/s/ Deborah M. Schleicher
Deborah M. Schleicher
Chief Financial Officer, Treasurer and Controller (Principal Financial and Accounting Officer)