Form 10-Q
period 2018-09-30
PRGX GLOBAL, INC.
filed 2018-11-08
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Registrant’s telephone number, including area code: (770) 779-3900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒	Accelerated filer
☐ Non-accelerated filer	☐	Smaller reporting company
	☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Common shares of the registrant outstanding at November 2, 2018 were 23,617,421.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue, net of refund liabilities	$43,320	$42,467	$122,143	$114,546
Operating expenses:
Cost of revenue	26,146	26,675	78,332	75,306
Selling, general and administrative expenses	12,521	12,189	36,594	34,149
Depreciation of property and equipment	1,713	1,133	5,296	3,462
Amortization of intangible assets	872	722	2,524	2,166
Acquisition-related adjustment (income) loss	(1,640)	—	(1,640)	—
Total operating expenses	39,612	40,719	121,106	115,083

Operating income (loss) from continuing operations	3,708	1,748	1,037	(537)
Foreign currency transaction losses (gains) on short-term intercompany balances	70	(418)	730	(1,927)
Interest expense, net	416	142	1,300	227
Other (income) loss	(1)	17	16	(177)
Income (loss) from continuing operations before income tax	3,223	2,007	(1,009)	1,340
Income tax expense	597	930	1,573	2,436
Net income (loss) from continuing operations	$2,626	$1,077	$(2,582)	$(1,096)

Discontinued operations:
Loss from discontinued operations	$(325)	$(344)	$(684)	$(1,029)
Income tax expense	—	—	—	—
Net loss from discontinued operations	$(325)	$(344)	$(684)	$(1,029)

Net income (loss)	$2,301	$733	$(3,266)	$(2,125)

Basic income (loss) per common share (Note 2):
Basic income (loss) from continuing operations	$0.11	$0.05	$(0.12)	$(0.05)
Basic loss from discontinued operations	(0.01)	(0.02)	(0.02)	(0.05)
Total basic income (loss) per common share	$0.10	$0.03	$(0.14)	$(0.10)

Diluted income (loss) per common share (Note 2):
Diluted income (loss) from continuing operations	$0.11	$0.05	$(0.11)	$(0.05)
Diluted loss from discontinued operations	(0.01)	(0.02)	(0.03)	(0.05)
Total diluted income (loss) per common share	$0.10	$0.03	$(0.14)	$(0.10)

Weighted-average common shares outstanding (Note 2):
Basic	23,558	22,498	23,142	22,225
Diluted	24,207	22,761	23,142	22,225
See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$2,301	$733	$(3,266)	$(2,125)
Foreign currency translation adjustments	(109)	64	(500)	(230)
Comprehensive income (loss)	$2,192	$797	$(3,766)	$(2,355)

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$10,483	$18,823
Restricted cash	110	51
Receivables:
Contract receivables, less allowances of $1,016 in 2018 and $1,499 in 2017
Billed	35,123	36,058
Unbilled	2,430	2,709
	37,553	38,767
Employee advances and miscellaneous receivables, less allowances of $225 in 2018 and $292 in 2017	1,446	1,665
Total receivables	38,999	40,432
Prepaid expenses and other current assets	3,660	4,608
Total current assets	53,252	63,914
Property and equipment	79,912	73,566
Less accumulated depreciation	(59,913)	(56,088)
Property and equipment, net	19,999	17,478
Goodwill	17,569	17,648
Intangible assets, less accumulated amortization of $42,689 in 2018 and $40,461 in 2017	15,870	18,478
Unbilled receivables	1,120	894
Deferred income taxes	1,398	1,538
Other assets	609	268
Total assets	$109,817	$120,218
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,518	$8,548
Accrued payroll and related expenses	10,609	13,078
Refund liabilities	8,203	7,864
Deferred revenue	1,142	1,431
Current portion of debt (Note 5)	48	48
Current portion of long-term incentive compensation liability	—	5,116
Business acquisition obligations (Notes 6 and 9)	3,992	3,759
Total current liabilities	29,512	39,844
Long-term debt (Note 5)	17,549	13,526
Noncurrent business acquisition obligations (Notes 6 and 9)	—	5,135
Refund liabilities	263	957
Other long-term liabilities	412	442
Total liabilities	47,736	59,904
Commitments and contingencies (Note 7)
Shareholders’ equity (Note 2):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 23,611,680 shares issued and outstanding at September 30, 2018 and 22,419,417 shares issued and outstanding at December 31, 2017	236	224
Additional paid-in capital	585,553	580,032
Accumulated deficit	(523,315)	(520,049)
Accumulated other comprehensive (loss) income	(393)	107
Total shareholders’ equity	62,081	60,314
Total liabilities and shareholders' equity	$109,817	$120,218
See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,266)	$(2,125)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,820	5,628
Amortization of deferred loan costs	53	76
Noncash interest expense	803	—
Stock-based compensation expense	4,159	5,362
Change in fair value of contingent consideration	(1,640)	—
Foreign currency transaction losses (gains) on short-term intercompany balances	730	(1,927)
Deferred income taxes	169	—
Changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	(59)	(62)
Billed receivables	496	(1,437)
Unbilled receivables	54	724
Prepaid expenses and other current assets	962	(1,258)
Other assets	(254)	342
Accounts payable and accrued expenses	(2,838)	2,180
Accrued payroll and related expenses	(3,384)	(2,499)
Refund liabilities	(311)	(163)
Deferred revenue	(256)	397
Long-term incentive compensation payout	(6,378)	—
Other long-term liabilities	(348)	(1,681)
Net cash (used in) provided by operating activities	(3,488)	3,557
Cash flows from investing activities:
Business acquisition, net of cash acquired	19	(10,128)
Purchases of property and equipment, net of disposal proceeds	(7,899)	(6,433)
Net cash used in investing activities	(7,880)	(16,561)
Cash flows from financing activities:
Repayments of credit facility	(13,500)	(2,500)
Payment of deferred loan costs	(38)	(157)
Proceeds from credit facility	17,500	12,500
Payment of earnout liability related to business acquisitions	(4,000)	—
Restricted stock repurchased from employees for withholding taxes	(1,275)	(100)
Proceeds from option exercises	4,154	862
Net cash provided by financing activities	2,841	10,605
Effect of exchange rates on cash and cash equivalents	187	(1,392)
Net decrease in cash and cash equivalents	(8,340)	(3,791)
Cash and cash equivalents at beginning of period	18,823	15,723
Cash and cash equivalents at end of period	$10,483	$11,932
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$223	$146
Cash paid during the period for income taxes, net of refunds received	$895	$668

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the Company's consolidated financial statements for the fiscal year 2017 to conform to the fiscal year 2018 presentation. Operating results for the three and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
Revenue is recognized over time, on an invoice basis for the Company's recovery audit contracts, which is approximately 96% of consolidated revenue for the nine-month period ended September 30, 2018. The Company has adopted the Invoicing Expedient as provided for in FASB Accounting Standards Codification ("ASC") Topic 606, which allows for the recognition of revenue for an amount that an entity has a right to invoice its customer. It is management’s conclusion that the Company's right to consideration from its customers corresponds directly to the value provided to customers from its performance to-date, as represented by billable recoveries. A recovery is billable when it is determined that the customer has received the economic benefit from the service (generally through credits taken against existing accounts payable due to, or refund checks received from, the customer’s vendors). The manner in which a claim is recovered by a client often is dictated by industry practice. Many clients establish specific procedural guidelines that must be satisfied prior to submitting claims for client approval, and these guidelines are unique to each client.
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
Contract assets will be recorded if a performance obligation is satisfied (and revenue recognized), but the Company is not entitled to payment until other conditions as specified in the contract are met.
Contract liabilities are recognized when consideration is received and the Company has not yet transferred the goods or services to the customer. The Company refers to this as deferred revenue.
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
FASB ASU No. 2018-07 - In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718)-Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The Company has elected early adoption of this standard, which is permitted, and adopted this standard on September 30, 2018. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

FASB ASU No. 2018-03 - In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10), which clarified certain aspects of the previously issued ASU 2016-01 issued in January 2016. This standard updates ASU guidance on the classification and measurement of financial instruments, including significant revisions in accounting related to the classification and measurement of investments in equity securities and presentation of certain fair value changes for financial liabilities when the fair value option is elected. This ASU requires equity securities to be measured at fair value with changes in fair value recognized through net earnings and amends certain disclosure requirements associated with the fair value of financial instruments. In the period of adoption, the Company is required to reclassify the unrealized gains/losses on equity securities within accumulated other comprehensive income (loss) to retained earnings. This standard became effective for the Company on September 30, 2018 and was adopted by the Company on that date. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Accounting Standards Not Yet Adopted
FASB ASU 2018-13 - In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Upon the effective date, certain provisions are to be applied prospectively, while others are to be applied retrospectively to all periods presented. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. We are currently evaluating the effect of this standard on our consolidated financial statement disclosures. Since this standard affects disclosure requirements only, it is not expected to have an impact on the Company's consolidated financial statements.
FASB ASU No. 2016-02 - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. This standard requires lessors to classify leases as either sales-type, finance or operating. A sales-type lease occurs if the lessor transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. ASU 2016-02 was subsequently amended by FASB ASU No. 2018-10 - Codification Improvements to Topic 842, Leases, which was issued in July 2018 to increase stakeholders' awareness of the amendments and to expedite the improvements. ASU 2018-11, Leases (Topic 842)-Target Improvements was issued July 2018, which provides an additional transition method which allows entities to initially apply this standard on the date of adoption, which will be January 1, 2019 for the Company, and recognize a cumulative-effect adjustment to the opening balance sheet on that date. This standard will become effective for the Company in the first quarter of 2019. The Company is working towards establishing policies and implementing necessary changes to data and processes to be able to comply with the new requirements. The Company has acquired a software solution to manage and account for leases under the new standard and has completed its review of existing leases and embedded lease arrangements. The Company expects the adoption of this standard to increase lease assets and lease liabilities by approximately $10 million. The adoption of this standard is not expected to have a material impact on the Company's net income or its cash flows.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2) Income (Loss) Per Common Share
The following table sets forth the computations of basic and diluted income (loss) per common share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) from continuing operations	$2,626	$1,077	$(2,582)	$(1,096)
Net loss from discontinued operations	$(325)	$(344)	$(684)	$(1,029)

Denominator:
Weighted-average common shares outstanding	23,558	22,498	23,142	22,225
Effective of dilutive securities from stock-based compensation plans	649	263	—	—
Weighted-average diluted common shares outstanding	24,207	22,761	23,142	22,225

Basic income (loss) per common share from continuing operations	$0.11	$0.05	$(0.12)	$(0.05)
Basic loss per common share from discontinued operations	(0.01)	(0.02)	(0.02)	(0.05)
Total basic income (loss) per common share	$0.10	$0.03	$(0.14)	$(0.10)

Diluted income (loss) per common share from continuing operations	$0.11	$0.05	$(0.11)	$(0.05)
Diluted loss per common share from discontinued operations	(0.01)	(0.02)	(0.03)	(0.05)
Total diluted income (loss) per common share	$0.10	$0.03	$(0.14)	$(0.10)

For all periods presented that generated a net loss, basic and diluted net loss per share are the same, as any additional common stock equivalents would be anti-dilutive. As of September 30, 2018 and 2017, there were 0.4 million and 1.9 million, respectively, anti-dilutive stock options that were excluded from the calculation of weighted average diluted common shares outstanding. As of September 30, 2018 and 2017, there were 0.6 million and 1.9 million, respectively, restricted stock units excluded from the calculation of weighted average diluted common shares outstanding.

The Company repurchased no shares of its common stock under its stock repurchase program during the three and nine months ended September 30, 2018 and 2017.

Pursuant to exercises of stock options, the Company issued 148,540 shares of its common stock having a value of approximately $1.4 million in the three months ended September 30, 2018 and 633,915 shares of its common stock having a value of approximately $5.7 million during the nine months ended September 30, 2018. In connection with stock option exercises, the Company issued 16,000 shares of its common stock having a value of approximately $0.1 million in the three months ended September 30, 2017 and 183,460 shares of its common stock having a value of approximately $1.2 million in the nine months ended September 30, 2017.
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
During the three and nine months ended September 30, 2018, grants were made to the Company's key employees and directors. The grants included stock options, nonvested stock awards (restricted stock, restricted stock units, and performance-based restricted stock units ("PBUs")), and stock appreciation rights ("SARs").

Summary of the Company's 2018 Grant Activity

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of grant activity for the three months ended September 30, 2018 (in thousands, except number of awards):

	Three Months Ended September 30, 2018
	# of Awards Granted	Grant Date Fair Value
Stock options	70,000	$215
Restricted stock	18,391	170
Restricted stock units	4,879	44
PBUs	36,035	331
SARs	28,125	45
	157,430	$805
The awards granted in the three months ended September 30, 2018 had the following terms:

•	The stock options vest over three years in approximately equal annual installments commencing one year after the grant date.

•	The restricted stock and restricted stock units vest over three years in approximately equal annual installments commencing one year after the grant date.

•
The vesting of the PBUs is subject to the satisfaction of certain specified financial performance conditions for the two-year performance period ending on either December 31, 2018 or December 31, 2019. PBUs that vest will be settled in shares of the Company's common stock. Stock-based compensation expense for these PBUs is being recognized at target, as if 100% of the awards will vest.

•
The SARs will vest on March 1, 2020. Upon vesting, 25% of the SARs may be exercised on the last day of each of the first, second and third calendar quarters in 2020. Within 30 days after the SARs are exercised, the Company must settle the exercised SARs in a cash payment equal to the excess of (i) the lesser of the fair market value, as of the date on which the SARs are exercised, or $18 per share, over (ii) $9.15 per share, less any applicable tax withholding. Vested SARs not exercised during any previous quarter will remain outstanding and be automatically exercised as of December 31, 2020.

The following is a summary of grant activity for the nine months ended September 30, 2018 (in thousands, except number of awards):

	Nine Months Ended September 30, 2018
	# of Awards Granted	Grant Date Fair Value
Stock options	465,000	$1,337
Restricted stock	324,776	3,071
Restricted stock units	83,385	791
PBUs	289,192	2,708
SARs	331,250	609
	1,493,603	$8,516

The awards granted in the nine months ended September 30, 2018 had the same terms as those described above, except:

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•
The restricted stock awards and restricted stock units granted to the Company's directors during the second quarter of 2018 vest on the later of (i) June 26, 2019 or (ii) the date of, and immediately prior to, the Company's 2019 Annual Meeting of Shareholders.

Additional Information

As of September 30, 2018, there were approximately 2.8 million shares available for future grant under the 2017 EICP.
Stock-based compensation expense for the three months ended September 30, 2018 and 2017 was $1.3 million and $2.1 million, respectively, and $4.2 million and $5.4 million for the nine months ended September 30, 2018 and 2017, respectively, and is included in Selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations. As of September 30, 2018, there was $8.7 million of unrecognized stock-based compensation expense related to the Company's equity awards which will be recognized over approximately 2.1 years.
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

During the nine months ended September 30, 2018, the Company issued 483,623 shares of common stock and paid $5.4 million in long-term incentive compensation related to the vesting of PBU awards granted in 2016.
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
The following table presents the discontinued operations of the Healthcare Claims Recovery Audit services business in the Consolidated Statement of Operations, for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue, net of refund liabilities	$—	$—	$157	$—
Cost of sales	319	337	831	1,013
Selling, general and administrative expense	6	5	9	10
Depreciation and amortization	—	2	1	6
Loss from discontinued operations before income taxes	$(325)	$(344)	$(684)	$(1,029)
Income tax expense	—	—	—	—
Net loss from discontinued operations	$(325)	$(344)	$(684)	$(1,029)

The following table presents the discontinued operations of the Healthcare Claims Recovery Audit services business in the Consolidated Statements of Cash Flows, for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(684)	$(1,023)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	—
Decrease in cash and cash equivalents	$(684)	$(1,023)

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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three and nine months ended September 30, 2018 and 2017 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended September 30, 2018
Revenue, net of refund liabilities	$28,806	$12,191	$2,323	$—	$43,320
Net income from continuing operations					2,626
Income tax expense					597
Interest expense, net					416
EBIT	$6,522	$2,585	$(847)	$(4,621)	$3,639
Depreciation of property and equipment	1,260	164	289	—	1,713
Amortization of intangible assets	445	37	390	—	872
EBITDA	$8,227	$2,786	$(168)	$(4,621)	$6,224
Other (income) loss	(3)	61	—	(59)	(1)
Foreign currency transaction (gains) losses on short-term intercompany balances	(78)	177	10	(39)	70
Transformation severance and related expenses	179	(16)	(2)	278	439
Acquisition-related adjustment (income) loss	—	—	—	(1,640)	(1,640)
Stock-based compensation	—	—	—	1,341	1,341
Adjusted EBITDA	$8,325	$3,008	$(160)	$(4,740)	$6,433

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended September 30, 2017
Revenue, net of refund liabilities	$30,705	$10,837	$925	$—	$42,467
Net income from continuing operations					1,077
Income tax expense					930
Interest expense, net					142
EBIT	$8,539	$2,289	$(2,026)	$(6,653)	$2,149
Depreciation of property and equipment	789	161	183	—	1,133
Amortization of intangible assets	329	—	393	—	722
EBITDA	$9,657	$2,450	$(1,450)	$(6,653)	$4,004
Other (income) loss	(11)	—	(2)	30	17
Foreign currency transaction (gains) losses on short-term intercompany balances	(155)	(377)	(6)	120	(418)
Transformation severance and related expenses	49	360	260	23	692
Stock-based compensation	—	—	—	2,107	2,107
Adjusted EBITDA	$9,540	$2,433	$(1,198)	$(4,373)	$6,402

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Nine Months Ended September 30, 2018
Revenue, net of refund liabilities	$83,676	$33,663	$4,804	$—	$122,143
Net loss from continuing operations					(2,582)
Income tax expense					1,573
Interest expense, net					1,300
EBIT	$16,845	$5,802	$(3,626)	$(18,730)	$291
Depreciation of property and equipment	3,876	512	908	—	5,296
Amortization of intangible assets	1,218	136	1,170	—	2,524
EBITDA	$21,939	$6,450	$(1,548)	$(18,730)	$8,111
Other (income) loss	(3)	166	—	(147)	16
Foreign currency transaction losses (gains) on short-term intercompany balances	128	853	14	(265)	730
Transformation severance and related expenses	728	999	66	635	2,428
Acquisition-related adjustment (income) loss	—	—	—	(1,640)	(1,640)
Stock-based compensation	—	—	—	4,159	4,159
Adjusted EBITDA	$22,792	$8,468	$(1,468)	$(15,988)	$13,804

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Nine Months Ended September 30, 2017
Revenue, net of refund liabilities	$81,641	$29,441	$3,464	$—	$114,546
Net loss from continuing operations					(1,096)
Income tax expense					2,436
Interest expense, net					227
EBIT	$20,110	$5,754	$(5,681)	$(18,616)	$1,567
Depreciation of property and equipment	2,478	453	531	—	3,462
Amortization of intangible assets	986	—	1,180	—	2,166
EBITDA	$23,574	$6,207	$(3,970)	$(18,616)	$7,195
Other (income) loss	(11)	—	(195)	29	(177)
Foreign currency transaction (gains) losses on short-term intercompany balances	(396)	(1,566)	(10)	45	(1,927)
Transformation severance and related expenses	313	582	305	392	1,592
Stock-based compensation	—	—	—	5,362	5,362
Adjusted EBITDA	$23,480	$5,223	$(3,870)	$(12,788)	$12,045

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5) Debt
The Company has adopted ASU 2015-03, Interest - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changed the presentation of debt issuance costs on the balance sheet by requiring that they be presented as a direct deduction from the related debt liability, rather than represented as a separate asset. As a result, the Company’s deferred financing costs are reflected in Long-term debt, excluding current portion on the Company’s Consolidated Balance Sheets for all periods presented. Long-term debt as of September 30, 2018 and December 31, 2017 consists of the following (in thousands):

	As of September 30,			As of December 31,
	2018			2017
	Gross	DFC (1)	Net	Gross	DFC(1)	Net
Credit facility	$17,600	$(82)	$17,518	$13,600	$(131)	$13,469
Capital lease obligations	79	—	79	105	—	105
Total debt	17,679	(82)	17,597	13,705	(131)	13,574
Less: Current portion of long-term debt	48	—	48	48	—	48
Long-term debt, excluding current portion	$17,631	$(82)	$17,549	$13,657	$(131)	$13,526

(1)	DFC refers to deferred financing costs related to the Company's long-term debt.
On January 19, 2010, the Company entered into a four-year revolving credit and term loan agreement (the "credit facility") with SunTrust Bank (“SunTrust”). The SunTrust credit facility initially consisted of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by PRGX and all of its material domestic subsidiaries and is secured by substantially all of the Company's assets.
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
On September 28, 2018, the SunTrust credit facility was amended to reduce from 1.25 to 1.00 the minimum fixed charge coverage ratio required for the Company with respect to the Company's quarter ended September 30, 2018. The amendment also clarified that the Company's right to repurchase or otherwise reacquire its outstanding common stock also applies to the repurchase or other reacquisition of outstanding options or warrants to acquire shares of the Company's common stock.
As of September 30, 2018, there was $17.6 million in debt outstanding under the SunTrust credit facility that will be due December 31, 2019. The amount available for additional borrowing under the SunTrust credit facility was $17.4 million as of September 30, 2018. Based on the terms of the credit facility, as amended, the applicable interest rate at September 30, 2018 was approximately 4.35%. As of September 30, 2018, the Company was required to pay a commitment fee of 0.25% per annum, payable quarterly, on the unused portion of the SunTrust credit facility.
On November 5, 2018, the SunTrust credit facility was further amended as further described in Note 10 - Subsequent Events.
The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, conduct of business, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the credit facility set forth maximum leverage and minimum fixed charge coverage ratios and require maintenance of a minimum amount of consolidated adjusted earnings before interest, taxes, depreciation and amortization. In addition, the credit facility includes customary events of default. The Company was in compliance with the covenants in the SunTrust credit facility as of September 30, 2018.
Future Commitments
The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s capital lease agreements for each of the fiscal years presented in the table below (in thousands):

Year Ended December 31
2018	$12
2019	17,659
2020	8
Total	$17,679
6) Fair Value of Financial Instruments
The Company records cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled receivables, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items.
The Company records bank debt, if any, as of the period end date based on the effective borrowing rate and repayment terms when originated. The Company had $17.6 million in bank debt outstanding as of September 30, 2018 and $13.6 million in bank debt outstanding as of December 31, 2017. The Company believes the carrying value of the bank debt approximates its fair value. The Company considers the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).
The Company had $4.0 million of business acquisition obligations as of September 30, 2018, and $8.9 million of business acquisition obligations as of December 31, 2017. The Company's business acquisition obligations represent the estimated fair value of the deferred consideration and projected earn-out payments due as of the end of the reporting period. The Company determines the estimated fair value of business acquisition obligations based on its projections of future revenue and profits or other factors used in the calculation of the ultimate payment(s) to be made. The discount rate that the Company uses to value the liability is based on specific business risk, cost of capital, and other factors. The Company considers these factors to be Level 3 inputs (significant unobservable inputs).
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
The actual payment of the earnout consideration is based on achieving certain financial targets over a two-year period that commenced on March 1, 2017 and will conclude on February 28, 2019. Management estimated that the fair value of the earnout consideration was approximately $5.9 million at the date of acquisition. During the three and nine months ended September 30, 2018, the Company recognized accretion of $0.1 million and $0.7 million, respectively, on the fair value of the earnout consideration which was included in Interest expense in the Consolidated Statements of Operations and increased the related contingent consideration liability. As of September 30, 2018, the contingent consideration liability related to the C&CA acquisition was $3.5 million, which is included in current Business acquisition obligations in the Company's Consolidated Balance Sheets.
The Company allocated the aggregate purchase price for C&CA to the net tangible and intangible assets acquired based on their fair values as of February 23, 2017. The Company based the allocation of the purchase price on a valuation for intangible assets and the carrying value for the remaining assets and liabilities, as the carrying value approximates their fair value. The Company recorded the excess of the purchase price over the net tangible and intangible assets as goodwill, which has been allocated and recognized as goodwill within the Company's Recovery Audit Services-Americas and Recovery Audit Services-Europe/Asia-Pacific business segments. The purchase price allocation for C&CA was completed in the first quarter of 2018. During the nine months ended September 30, 2018, the Company recorded an immaterial working capital adjustment to the purchase price allocation.

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
	$10,923

The revenue and net income associated with the assets acquired from C&CA for the nine months ended September 30, 2018 and 2017 are presented below (in thousands) and included in the Company's Consolidated Statements of Operations. These amounts are not necessarily indicative of the results of operations that C&CA would have realized if it had continued to operate as a stand-alone company during the period presented, primarily due to costs that are now reflected in the Company's unallocated corporate costs and not allocated to C&CA.

	Nine Months Ended
	September 30, 2018	September 30, 2017
Revenue, net of refund liabilities	$10,587	$7,833
Net income from continuing operations	$1,752	$1,397

As required by ASC 805, the following unaudited pro forma Statements of Operations for the nine months ended September 30, 2017 give effect to the C&CA acquisition as if it had been completed on January 1, 2016. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results would have been during the periods presented had the C&CA acquisition been completed on January 1, 2016. In addition, the unaudited pro forma financial information does not purport to project future operating results. The pro forma revenue and net loss do not reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the C&CA acquisition. The information presented below is in thousands:

September 30, 2017
Revenue, net of refund liabilities (pro forma)	$115,385
Net loss from continuing operations (pro forma)	$(1,766)

Lavante
In October 2016, the Company acquired Lavante, Inc. ("Lavante"), a SaaS-based supplier of SIM and recovery audit services firm, for $3.8 million in cash, plus potential earnout consideration of up to $4.5 million. The actual payment of the earnout consideration is based on achieving certain financial targets over a two-year period that commenced on October 31, 2016 and will conclude on December 31, 2018.
In the third quarter of 2018, the Company determined that previous estimates of expected financial performance relevant to the payment of additional contingent cash consideration would not be achieved, and reduced the related contingent consideration liability by $1.6 million. This adjustment is included in Acquisition-related adjustment (income) loss in the Condensed Consolidated Statement of Operations. As of September 30, 2018, the contingent consideration liability related to the Lavante acquisition was $0.4 million, which is included in current Business acquisition obligations in the Company's Consolidated Balance Sheet.

(10) Subsequent Events

Credit Facility Amendment

On November 5, 2018, the SunTrust credit facility was amended to add, as an additional financial condition to the Company's ability to make certain restricted payments, a requirement that the Company have an aggregate "minimum liquidity" of $5.0 million immediately prior to and immediately after giving effect to any restricted payment, with "minimum liquidity" being defined as 100% of all unrestricted domestic cash holdings, 70% of unrestricted foreign cash holdings, and the unused availability under the SunTrust credit facility.

In addition, the calculation of the fixed charge coverage ratio was revised to exclude the following fixed charges: (i) the $4.0 million earnout payment made in the second quarter of 2018 in connection with a prior acquisition by the Company and (ii) up to $5.0 million (in the aggregate) of restricted payments consisting of redemption, purchases or repurchases of capital stock in the fourth quarter of 2018 and the first quarter of 2019.

Stock Repurchase Program
On November 5, 2018, the Company's Board of Directors approved a $15 million increase (to $75 million) in the Company's stock repurchase program and extended the duration of the program to December 31, 2019. Since the February 2014 announcement of the program, the Company has repurchased 8.6 million shares of its common stock for an aggregate cost of $44.5 million. These shares were retired and accounted for as a reduction to Shareholders' Equity in the Consolidated Balance Sheet. Direct costs incurred to acquire the shares are included in the total cost of the shares. As of October 26, 2018, the Company has approximately 23.6 million shares of common stock outstanding.

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

Business Overview

PRGX is a global leader in recovery audit and spend analytics, providing a suite of services targeted at our clients' Source-to-Pay ("S2P") business processes. At the heart of our services suite is the core capability of mining client data to deliver "actionable insights." Actionable insights allow our clients to improve their cash flow and profitability by reducing costs, improving business processes and managing risks. In addition to recovery audit and spend analytics, we offer advisory and supplier information management (“SIM”) services. We deliver services to hundreds of clients, including over 75% of the top global retailers in the world and serve clients in more than 30 countries. We have a global team of approximately 1,600 employees and are known for our S2P, industry, technology, and analytics expertise. We believe our client base and associated client data, coupled with our advanced analytics capabilities and unique subject matter expertise make us a leader in the data-led and technology-driven recovery audit and spend analytics market.
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
Our recovery audit business also includes contract compliance services, which focus on auditing complex supplier billings against large services, construction and licensing contracts. Such services include verification of the accuracy of third party reporting, appropriateness of allocations and other charges in cost or revenue sharing types of arrangements, adherence to contract covenants and other risk mitigation requirements and numerous other reviews and procedures to assist our clients with proper monitoring and enforcement of the obligations of their contractors. Our results are impacted by the timing of claims recoveries by our clients, which can often take between two and four months for a typical recovery audit engagement and even longer for claims arising from typically more complex contract compliance engagements.
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
As our clients’ data volumes and complexity levels continue to grow, we are using our data management experience to develop new actionable insight solutions, as well as to develop custom analytics and data transformation services. Taken together, our understanding of our clients’ S2P data and our technology-based solutions provide multiple routes to help our clients achieve greater profitability.
Our Adjacent Services business targets client functional and process areas where we have established expertise, enabling us to provide services to finance, procurement and merchandising executives to improve working capital, reduce supplier discrepancies, optimize purchasing leverage in vendor pricing negotiations, improve insight into product margin and true cost of goods for resale. We also help clients identify and manage risks associated with vendor compliance, improve quality of clients' vendor master data and improve visibility and diagnostics of clients' direct and indirect spend. Our Adjacent Services include our advisory services, our global PRGX OPTIX® analytics suite, and our SIM and deduction management solutions.
Our advisory services leverage our extensive S2P expertise and knowledge of our clients’ data and systems, as well as proprietary and third-party technology, to deliver actionable insights and other deliverables to our clients. Our advisory services are typically offered on a fee for service basis. Certain advisory projects provide an opportunity for us to introduce our software-as-a-service ("Saas") solution to a client and are a part of our subscription revenue growth strategy.
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
Looking ahead, we expect to continue the evolution of our business from its historical auditor-led recovery audit operation, to today’s data-driven, technology-led recovery audit, SIM and analytics solutions, to tomorrow’s next generation payment assurance solutions, which will provide access to software and enable services closer in time to or contemporaneous with the transaction. We believe this evolution will allow us to provide incremental value to our clients and ultimately transform our business from one primarily focused on post-transaction analysis, error identification and recovery, to one with its major emphasis on error prevention and S2P process efficiency.
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
We expect to continue our information technology and product development efforts to improve our services and solutions. In 2018, we have increased our sales force to accelerate our acquisition of new clients and the cross-sale of solutions within our existing client base. We expect to continue investing in sales and marketing and will continue to assess the success and effectiveness of our sales and marketing efforts and the optimal level of sales and marketing investment for future periods. We also expect to add headcount in product development, data services, advisory services and recovery audit to support new services and client contracts. We believe that our investments in next generation recovery audit technology will further increase the operating leverage in our recovery audit platform in future years.
Business Acquisitions
In the first quarter of 2017, we completed the acquisition of substantially all of the assets of Cost & Compliance Associates, LLC and Cost & Compliance Associates Limited (collectively, "C&CA"), a commercial recovery audit and contract compliance firm with operations in the U.S. and the UK. We have included the results of C&CA from the date of acquisition through September 30, 2018 in our Condensed Consolidated Statement of Operations and in the Results of Operations from Continuing Operations discussion.
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
The following table sets forth the percentage of revenue represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue, net of refund liabilities	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	60.4	62.8	64.1	65.7
Selling, general and administrative expenses	28.8	28.7	30.0	29.8
Depreciation of property and equipment	4.0	2.7	4.3	3.0
Amortization of intangible assets	2.0	1.7	2.1	1.9
Acquisition-related adjustment (income) loss	(3.8)	—	(1.3)	—
Total operating expenses	91.4	95.9	99.2	100.4
Operating income (loss) from continuing operations	8.6	4.1	0.8	(0.4)
Foreign currency transaction losses (gains) on short-term intercompany balances	0.2	(1.0)	0.6	(1.7)
Interest expense, net	1.0	0.3	1.1	0.2
Other (income) loss	—	—	—	(0.2)
Net income (loss) from continuing operations before income tax	7.4	4.8	(0.9)	1.3
Income tax expense	1.3	2.2	1.3	2.1
Net income (loss) from continuing operations	6.1%	2.6%	(2.2)%	(0.8)%
Three and Nine Months Ended September 30, 2018 Compared to the Corresponding Period of the Prior Year
Revenue, net of refund liabilities. Revenue, net of refund liabilities was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Recovery Audit Services – Americas	$28,806	$30,705	$83,676	$81,641
Recovery Audit Services – Europe/Asia-Pacific	12,191	10,837	33,663	29,441
Adjacent Services	2,323	925	4,804	3,464
Total	$43,320	$42,467	$122,143	$114,546

Consolidated revenue for the three months ended September 30, 2018 increased by $0.9 million, or 2.0%, compared to the same period in 2017. Consolidated revenue for the nine months ended September 30, 2018 increased by $7.6 million, or 6.6%, compared to the same period in 2017. On a constant dollar basis, adjusted for changes in foreign exchange ("FX") rates, consolidated revenue for the three months ended September 30, 2018 increased 3.6% in the third quarter of 2018 compared to the same quarter in 2017. On a constant dollar basis, consolidated revenue for the nine months ended September 30, 2018 increased by 5.8% compared to the same period in 2017. Below is a discussion of our revenue for our three reportable segments.

Recovery Audit Services – Americas revenue decreased by $1.9 million, or 6.2%, for the three months ended September 30, 2018 compared to the same period in 2017. For the nine months ended September 30, 2018, revenue increased by $2.0 million, or 2.5%, compared to the same period in 2017. On a constant dollar basis, adjusted for changes in FX rates, the third quarter 2018 revenue decreased 5.2% compared to the same period in 2017. The decrease in the third quarter of 2018 was primarily a result of a delay in client approval and processing of certain claims, which approvals and processing should occur and associated fees billed in the fourth quarter of 2018.

Recovery Audit Services – Europe/Asia-Pacific revenue increased by $1.4 million, or 12.5%, for the three months ended September 30, 2018 compared to the same period in 2017. For the nine months ended September 30, 2018, revenue increased by $4.2 million, or 14.3%, compared to the same period in 2017. On a constant dollar basis, adjusted for changes in FX rates, the third quarter 2018 revenue increased 15.9% compared to the same period in 2017. The growth in the third quarter of 2018 was particularly strong in our European retail business driven from new clients originated in late 2017.
Adjacent Services revenue increased by $1.4 million, or 151.1%, for the three months ended September 30, 2018 compared to the same period in 2017. For the nine months ended September 30, 2018, revenue increased by $1.3 million, or 38.7%, compared to the same period in 2017. On a constant dollar basis, adjusted for changes in FX rates, the third quarter 2018 revenue increased 155.6% compared to the same period in 2017. The 2018 third quarter revenue growth is attributable to multiple contracts for advisory-led services using the PRGX OPTIX platform.
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
COR was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Recovery Audit Services – Americas	$17,602	$18,552	$52,866	$51,154
Recovery Audit Services – Europe/Asia-Pacific	6,632	6,650	20,551	19,553
Adjacent Services	1,912	1,473	4,915	4,599
Total	$26,146	$26,675	$78,332	$75,306
COR as a percentage of revenue for Recovery Audit Services - Americas increased from 60.4% in the third quarter of 2017 to 61.1% in the third quarter of 2018. For the nine months ended September 30, 2018, COR increased from 62.7% to 63.2% compared to the same period in 2017. The increase in COR for Recovery Audit Services - Americas as a percentage of revenue in the three months ended September 30, 2018 is primarily due the lower year-over-year revenue and the incremental impact of transformation and stock-based compensation expenses. For the three months ended September 30, 2018, on a constant dollar basis, adjusted for changes in FX rates, and after eliminating the impact of transformation and stock-based compensation expenses, COR as a percentage of revenue was basically unchanged compared to the prior year period. For the nine months ended September 30, 2018 we continued to benefit from operational process improvements which include the use of efficiency tools that allow us to accelerate the audit cycle and support standardized methodologies, enabling the use of lower cost shared service functions.

COR as a percentage of revenue for Recovery Audit Services - Europe/Asia-Pacific improved from 61.4% in the third quarter of 2017 to 54.4% for the three months ended September 30, 2018. For the nine months ended September 30, 2018, COR improved from 66.4% to 61.0% compared to the same period in 2017. On a constant dollar basis, adjusted for changes in FX rates, and after eliminating the impact of transformation and stock-based compensation expenses, COR as a percentage of revenue in the third quarter of 2018 improved by 6.9% compared to the same period in 2017. The improvement in COR for Recovery Audit Services - Europe/Asia-Pacific as a percentage of revenue in the three and nine months ended September 30, 2018 is primarily due to the increase in revenue and the impact of improved operational processes, partially offset by the cost of additional recovery audit management and staff.

Adjacent Services COR as a percentage of revenue improved 76.9% for the three months ended September 30, 2018 compared to the same period in 2017 and improved 30.5% for the nine months ended September 30, 2018 compared to the same period in 2017. The Adjacent Services COR improvement is primarily related to the increased year-over-year revenue and productivity improvements as we leverage the PRGX OPTIX tools in completing contracted work.
Selling, General and Administrative Expenses (“SG&A”). SG&A expenses for all segments other than Corporate Support include the expenses of sales and marketing activities, information technology services and allocated corporate data center costs, human resources, legal, accounting, administration, foreign currency transaction gains and losses other than those relating to short-term intercompany balances and gains and losses on asset disposals. Corporate Support SG&A represents the unallocated portion of SG&A expenses which are not specifically attributable to our segment activities and include the expenses of information technology services, the corporate data center, human resources, legal, finance, executive management, accounting, treasury, administration, and stock-based compensation expense.
SG&A expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Recovery Audit Services – Americas	$3,058	$2,662	$8,746	$7,320
Recovery Audit Services – Europe/Asia-Pacific	2,535	2,114	5,643	5,247
Adjacent Services	569	910	1,423	3,040
Subtotal for reportable segments	6,162	5,686	15,812	15,607
Corporate Support	6,359	6,503	20,782	18,542
Total	$12,521	$12,189	$36,594	$34,149
Recovery Audit Services – Americas SG&A expenses increased by $0.4 million and $1.4 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. SG&A as a percentage of revenue increased from 8.7% in the third quarter of 2017 to 10.6% in the third quarter of 2018. The increased expenses primarily related to our investment in our sales and marketing teams, which was partially offset by other expense reductions within the segment.
Recovery Audit Services – Europe/Asia-Pacific SG&A expenses increased by $0.4 million for the three and nine months ended September 30, 2018 compared to the same periods in 2017. SG&A as a percentage of revenue increased by 1.3% and decreased 1.0% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The improvement in the third quarter as a percentage of revenue was primarily due to the increased revenue in the third quarter 2018, partially offset by an increase in our investment in our sales team.
Adjacent Services SG&A decreased $0.3 million and $1.6 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. On a percentage of revenue basis, SG&A improved 73.9% and 58.2% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. These improvements on a percentage of revenue basis were primarily due to higher revenues in the 2018 periods.
Corporate Support SG&A decreased $0.1 million and increased $2.2 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Corporate Support SG&A for the 2018 three and nine month periods include stock-based compensation expense of $1.3 million and $4.2 million, respectively. Excluding stock-based compensation expense, Corporate Support SG&A expenses increased 14.1% and 26.1% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.

Depreciation of property and equipment. Depreciation of property and equipment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Recovery Audit Services – Americas	$1,260	$789	$3,876	$2,478
Recovery Audit Services – Europe/Asia-Pacific	164	161	512	453
Adjacent Services	289	183	908	531
Total	$1,713	$1,133	$5,296	$3,462
Depreciation expense increased $0.6 million and $1.8 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. These increases are primarily due to the cost of internally developed software tools which support all of our operating segments. These software tools were put into production in 2018 and are typically being depreciated over a three-year period.
Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Recovery Audit Services – Americas	$445	$329	$1,218	$986
Recovery Audit Services – Europe/Asia-Pacific	37	—	136	—
Adjacent Services	390	393	1,170	1,180
Total	$872	$722	$2,524	$2,166

Generally, we amortize the customer relationship and trademark intangible assets we record in connection with an acquisition on an accelerated basis over six years or longer, and we amortize non-compete agreements and trade names on a straight-line basis over five years or less. This methodology results in higher amortization immediately following an acquisition, and declining expense in subsequent periods. Amortization expense increased $0.2 million and $0.4 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. These increases are primarily due to the acquisition of C&CA.

Acquisition-related adjustment (income) loss reflects a $1.6 million adjustment to the earnout consideration liability associated with the Lavante acquisition in 2016.
Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany receivables from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three and nine months ended September 30, 2018, we recorded foreign currency transaction losses of $0.1 million and $0.7 million, respectively, on short-term intercompany balances compared to gains of $0.4 million and $1.9 million, respectively, for the same periods in 2017.
Interest Expense, net. Interest expense, net increased $0.3 million and $1.1 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increases in the three and nine months were primarily due to the accretion of $0.2 million and $0.8 million, respectively, on earnout liabilities, a higher interest rate, and the incremental interest associated with the increased borrowings related to our acquisition of C&CA.
Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors have resulted in minimal income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three and nine months ended September 30, 2018 and 2017 primarily results from taxes on the income of certain of our foreign subsidiaries.
As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to the future realization of deferred tax assets. In the next twelve-month period, management may be in the position to have sufficient positive evidence to release partially or in full the valuation allowance held over our U.S. and U.K. deferred tax assets.
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

A reconciliation of consolidated net loss to each of EBIT, EBITDA and Adjusted EBITDA for the periods presented in this report are as follows (in thousands):
EBIT, EBITDA, and Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$2,301	$733	$(3,266)	$(2,125)
Income tax expense	597	930	1,573	2,436
Interest expense, net	416	142	1,300	227
EBIT	3,314	1,805	(393)	538
Depreciation of property and equipment	1,713	1,135	5,297	3,468
Amortization of intangible assets	872	722	2,524	2,166
EBITDA	5,899	3,662	7,428	6,172
Foreign currency transaction losses (gains) on short-term intercompany balances	70	(418)	730	(1,927)
Acquisition-related adjustment (income) loss	(1,640)	—	(1,640)	—
Transformation severance and related expenses	439	692	2,428	1,592
Other (income) loss	(1)	17	16	(177)
Stock-based compensation	1,341	2,107	4,159	5,362
Adjusted EBITDA	$6,108	$6,060	$13,121	$11,022
Adjusted EBITDA from continuing operations	$6,433	$6,402	$13,804	$12,045

Acquisition-related adjustment (income) loss reflects a $1.6 million adjustment to the earnout consideration liability associated with the Lavante acquisition in 2016.

Transformation severance and related expenses for the three and nine months ended September 30, 2018 decreased by $0.3 million and increased $0.8 million, respectively, compared to the same periods in 2017. Transformation severance and related expenses fluctuate with staff and lease reductions and across all segments to evolve our business or reduce our cost structure.
Stock-based compensation for the three and nine months ended September 30, 2018 decreased $0.8 million, or 36.4%, and $1.2 million, or 22.4%, respectively, compared to the same periods in 2017 primarily due to higher compensation expense associated with our performance-based restricted stock units in the prior year.
Adjusted EBITDA
We include a detailed calculation of Adjusted EBITDA by segment in Note 4 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q. A summary of Adjusted EBITDA, from continuing operations by segment, for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Recovery Audit Services – Americas	$8,325	$9,540	$22,792	$23,480
Recovery Audit Services – Europe/Asia-Pacific	3,008	2,433	8,468	5,223
Adjacent Services	(160)	(1,198)	(1,468)	(3,870)
Subtotal for reportable segments	11,173	10,775	29,792	24,833
Corporate Support	(4,740)	(4,373)	(15,988)	(12,788)
Total	$6,433	$6,402	$13,804	$12,045
Adjusted EBITDA for the three months ended September 30, 2018 was $6.4 million, which was unchanged from the prior year. For the nine months ended September 30, 2018, Adjusted EBITDA increased $1.8 million, or 14.6%, compared to the same period in 2017. Adjusted EBITDA as a percentage of revenue decreased by 0.3% for the quarter ended September 30, 2018 compared to the same period in 2017. Adjusted EBITDA as a percentage of revenue increased by 0.8% for the nine-month period ended September 30, 2018 compared to the same period in 2017. The increase in the nine-month period relates to the flow through of the higher revenue and the operational improvements impacting gross margin, partially offset by the investments we are making in our sales, marketing and technology development teams. Our investment in sales and marketing includes increasing our sales force headcount, which accelerated in the second quarter and required lead time to become productive due to onboarding and the sales cycle. We are investing in the technology that we expect to enable our future growth in both Recovery Audit segments and our Adjacent Services segment.
Recovery Audit Services – Americas Adjusted EBITDA decreased $1.2 million, or 12.7%, and $0.7 million, or 2.9%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.
Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA increased by $0.6 million, or 23.6%, and $3.2 million, or 62.1%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.
Adjacent Services Adjusted EBITDA improved $1.0 million, or 86.6%, and $2.4 million, or 62.1%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.
Corporate Support Adjusted EBITDA decreased by $0.4 million and $3.2 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Corporate support included a $1.6 million adjustment to the earnout consideration liability associated with the Lavante acquisition in 2016.
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
As of September 30, 2018, we had $10.5 million in cash and cash equivalents and $17.6 million of borrowings under our credit facility with SunTrust. As of September 30, 2018, the limit on our credit facility was $35.0 million, and we had $17.4 million of availability for additional borrowings. As of September 30, 2018, the Company was in compliance with the covenants in its SunTrust credit facility. We amended the SunTrust credit facility in January 2014, December 2014, December 2016, May 2017, March 2018, September 2018, and November 2018 as further described in Secured Credit Facility below.
The $10.5 million in cash and cash equivalents includes $1.9 million held at banks in the U.S. and the remainder held at banks in other jurisdictions, primarily, in Mexico, Canada, the United Kingdom, India, Australia, France and Brazil. Certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign jurisdictions that could be used in, or is needed by, our operations in the U.S., we may incur significant penalties and/or taxes to repatriate these funds. Generally, we have not provided for deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. However, we do not consider the earnings of our Canadian subsidiary to be permanently reinvested, and have provided for deferred taxes relating to the potential repatriation of the funds held in Canada.
Our cash and cash equivalents as of September 30, 2018 included short-term investments of approximately $2.2 million, the majority of which was held at banks outside of the United States, primarily in Brazil, Canada, and Argentina.

Operating Activities. Net cash (used in) provided by operating activities was ($3.5 million) and $3.6 million for the nine months ended September 30, 2018 and 2017, respectively. These amounts consist of two components, specifically, net loss adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, non-cash interest expense, foreign currency transaction losses (gains) on short term intercompany balances and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net loss	$(3,266)	$(2,125)
Adjustments for certain non-cash items	12,094	9,139
	8,828	7,014
Changes in operating assets and liabilities	(12,316)	(3,457)
Net cash (used in) provided by operating activities	$(3,488)	$3,557
In the nine months ended September 30, 2018, we used net cash of $3.5 million, while in the same period in 2017 our operating activities provided net cash of $3.6 million. Components of this change included an additional $1.1 million of net loss in 2018 offset by a $3.0 million increase in adjustments for non-cash items. Additionally, $5.9 million of operating cash used during 2018 related to the changes in operating assets and liabilities. The remainder of the change relates to a first quarter 2018 use of $6.5 million in operating cash for the payout (including taxes) related to performance-based restricted stock units granted in 2016. Excluding this payout, net cash provided by operating activities, in the nine months ended September 30, 2018 was $2.9 million.
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
Investing Activities. Net cash used in investing activities was $7.9 million for the nine months ended September 30, 2018, primarily due to purchases of property and equipment to upgrade the Company's technology infrastructure, computer equipment, and to develop new analytics tools. Net cash used in investing activities was $16.6 million for the nine months ended September 30, 2017, including $10.1 million for the acquisition of C&CA and $6.4 million for purchases of property and equipment to upgrade the Company's information technology infrastructure and develop new analytics tools.
Financing Activities. Net cash provided by financing activities was $2.8 million for the nine months ended September 30, 2018. In July 2018, we increased our net borrowings by $4.0 million from our SunTrust credit facility to pay the earnout liability associated with the C&CA acquisition. We received $4.2 million in proceeds from option exercises in the nine months ended September 30, 2018, which was partially offset by $1.3 million paid for shares of common stock surrendered by employees to satisfy employee taxes arising from the vesting of restricted stock and restricted stock unit awards.
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
On May 4, 2017, we entered into an amendment of the SunTrust credit facility, that, among other things, (i) increased the aggregate principal amount of the committed revolving credit facility from $20.0 million to $35.0 million through December 31, 2018, which amount will be reduced to $30.0 million thereafter, (ii) extended the maturity date of the credit facility to December 31, 2019, (iii) added customary provisions to reflect European Union “bail-in” directive compliance language, and (iv) modified the financial covenants applicable to us during the remaining term of the credit facility by (A) revising the maximum leverage ratio and minimum fixed charge coverage ratio and (B) adding an additional financial covenant requiring us to maintain a minimum amount of consolidated adjusted EBITDA. In addition, the applicable margin used to determine the interest rate per annum on outstanding borrowings under the credit facility, and the ongoing commitment fee payable on the unused portion of the revolving credit facility commitment, both of which previously had been fixed percentages per annum, have been amended and both now will vary based upon our quarterly leverage ratio calculation under the SunTrust credit facility. The interest rate at September 30, 2018 was approximately 4.35% and the ongoing commitment fee was 0.25%.
On March 21, 2018 the SunTrust credit facility was amended with respect to the calculation of consolidated adjusted EBITDA for financial covenant compliance. The debt covenant calculation was modified to include the cash component of stock-based compensation for 2017.
On September 28, 2018, the SunTrust credit facility was amended to reduce from 1.25 to 1.00 the minimum fixed charge coverage ratio required for the Company with respect to the Company's quarter ended September 30, 2018. The amendment also clarified that the Company's right to repurchase or otherwise reacquire its outstanding common stock also applies to the repurchase or other reacquisition of outstanding options or warrants to acquire shares of the Company's common stock.

On November 5, 2018, the SunTrust credit facility was amended to add, as an additional financial condition to the Company's ability to make certain restricted payments, a requirement that the Company have an aggregate "minimum liquidity" of $5.0 million immediately prior to and immediately after giving effect to any restricted payment, with "minimum liquidity" being defined as 100% of all unrestricted domestic cash holdings, 70% of unrestricted foreign cash holdings, and the unused availability under the SunTrust credit facility.  In addition, the calculation of the fixed charge coverage ratio was revised to exclude the following fixed charges: (i) the $4.0 million earnout payment made in the second quarter of 2018 in connection with a prior acquisition by the Company, and (ii) up to $5.0 million (in the aggregate) of restricted payments consisting of redemption, purchases or repurchases of capital stock in the fourth quarter of 2018 and the first quarter of 2019.
The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, conduct of business, and transactions with affiliates. The negative covenants limit our ability, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the credit facility set forth maximum leverage and minimum fixed charge coverage ratios and require maintenance of a minimum amount of consolidated adjusted earnings before interest, taxes, depreciation and amortization. In addition, the credit facility includes customary events of default. As of September 30, 2018, we had $17.6 million in outstanding borrowings under the SunTrust credit facility. The Company was in compliance with the covenants in its SunTrust credit facility as of September 30, 2018.
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
On November 1, 2018, the Company's Board of Directors approved a $15 million increase (to $75 million) in the Company's stock repurchase program and extended the duration of the program to December 31, 2019. Since the February 2014 announcement of the program, the Company has repurchased 8.6 million shares of its common stock for an aggregate cost of $44.5 million. These shares were retired and accounted for as a reduction to Shareholders' Equity in the Consolidated Balance Sheet. Direct costs incurred to acquire the shares are included in the total cost of the shares. As of October 26, 2018, the Company has approximately 23.6 million shares of common stock outstanding.
The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
Off-Balance Sheet Arrangements
As of September 30, 2018, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the translated value of foreign functional currency results in lower net income. When the U.S. dollar weakens, the translated value of the foreign functional currency results in higher net income. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three and nine months ended September 30, 2018, we recognized $3.6 million and $10.0 million, respectively, of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.4 million and $1.0 million for the three and nine months ended September 30, 2018, respectively. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under our SunTrust credit facility, if any. As of September 30, 2018, we had $17.4 million of borrowing availability under our SunTrust revolving credit facility and $17.6 million borrowed under the SunTrust credit facility as of that date. Interest on our SunTrust credit facility is payable monthly and accrues at an index rate using the one-month LIBOR rate plus an applicable margin, which was 2.25% during the quarter ended September 30, 2018. The applicable margin ranges from 2.25% to 2.75%, with the actual applicable margin determined by the result of a leverage ratio calculation under the credit facility. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.4 million change in annual pre-tax income.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of the Company's equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended September 30, 2018.
On February 21, 2014, the Company's Board of Directors authorized a stock repurchase program. Since 2014, the original authorization of the stock repurchase program, the Board of Directors has modified the program from time to time to increase the repurchase limit to $60 million and extend the expiration date to December 31, 2018. As of September 30, 2018, the maximum approximate dollar value of shares that may yet be purchased under the share repurchase program described above in the future is $15.5 million.
On November 1, 2018, the Company's Board of Directors approved a $15 million increase in the Company's stock repurchase program and extended the duration of the program to December 31, 2019.
The Company’s current credit facility prohibits the payment of any cash dividends on the Company’s capital stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 5, 2018, the SunTrust credit facility was amended to add, as an additional financial condition to the Company’s ability to make certain restricted payments, a requirement that the Company have an aggregate “minimum liquidity” of $5.0 million immediately prior to and immediately after giving effect to any restricted payment, with “minimum liquidity” being defined as 100% of all unrestricted domestic cash holdings, 70% of unrestricted foreign cash holdings, and the unused availability under the SunTrust credit facility. In addition, the calculation of the fixed charge coverage ratio was revised to exclude the following fixed charges: (i) the $4.0 million earnout payment made in the second quarter of 2018 in connection with a prior acquisition by the Company, and (ii) up to $5.0 million (in the aggregate) of restricted payments consisting of redemption purchases or repurchases of capital stock in the fourth quarter of 2018 and the first quarter of 2019.
A copy of this amendment is attached to this Report as Exhibit 10.4 and is incorporated herein by reference. The foregoing description of this amendment does not purport to be complete and is qualified in its entirety by reference to the amendment.

Item 6. Exhibits

Exhibit Number	Description
3.1
Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 17, 2006).

3.1.1	Articles of Amendment of the Registrant effective January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 25, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

10.1	Employment Agreement dated August 30, 2018, by and between Peter Limeri and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on August 30, 2018).

10.2
Twelfth Loan Documents Modification Agreement dated September 28, 2018, by and among PRGX Global, Inc. and PRGX USA, Inc., as borrowers, the other direct and indirect subsidiaries of PRGX Global, Inc. signatory thereto, and SunTrust Bank, as administrative agent, the sole lender and issuing bank (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 2, 2018).

10.3	Separation Agreement dated September 27, 2018, by and between Deborah M. Schleicher and the Company (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on October 2, 2018).

10.4
Thirteenth Loan Documents Modification Agreement dated November 5, 2018, by and among PRGX Global, Inc. and PRGX USA, Inc., as borrowers, the other direct and indirect subsidiaries of PRGX Global, Inc., signatory thereto, and SunTrust Bank, as administrative agent, the sole lender and issuing bank.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2018.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2018.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2018.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

November 8, 2018	By:	/s/ Ronald E. Stewart
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

November 8, 2018	By:	/s/ Peter Limeri
Peter Limeri
Chief Financial Officer, Treasurer and Controller (Principal Financial and Accounting Officer)