Form 10-K
period 2018-12-31
PRGX GLOBAL, INC.
filed 2019-03-18
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company
					☐	Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value, as of June 30, 2018, of common shares of the registrant held by non-affiliates of the registrant was approximately $200.7 million, based upon the last sales price reported that date on The Nasdaq Global Select Market of $9.70 per share. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

Common shares of the registrant outstanding at March 11, 2019 were 23,080,564.
Documents Incorporated by Reference
Part III: Portions of Registrant’s Proxy Statement relating to the Company’s 2019 Annual Meeting of Shareholders.

PRGX GLOBAL, INC.
FORM 10-K
December 31, 2018

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

•	our ability to operate in compliance with changing data privacy requirements;

•	our ability to comply with a variety of foreign laws and regulations, such as those relating to data protection and employment, as well as U.S. laws affecting operations outside of the United States;

•	a cyber-security incident involving the misappropriation, loss or unauthorized disclosure or use of client data or other confidential information of our clients;

•	effects of changes in accounting policies, standards, guidelines or principles;

•	terrorist acts, acts of war and other factors over which we have little or no control;

•	our ability to effectively develop, maintain, operate and improve our proprietary technology platforms and applications; or

i

•
uncertainties and effects of the implementation of the United Kingdom's referendum to withdraw membership from the European Union (referred to as "Brexit"), including financial, legal, trade and tax implications.

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

ii

PART I
ITEM 1. Business
PRGX Global, Inc., together with its subsidiaries, is a global leader in recovery audit and spend analytics services, providing a suite of services targeted at our clients' Source-to-Pay ("S2P") business processes. Our services include recovery audit, spend analytics and supplier information management ("SIM") services. We are based in the United States of America (“U.S.”) and serve clients in more than 30 countries. PRGX Global, Inc. was incorporated in the State of Georgia in 1996. At the heart of our client services portfolio is the core capability of mining client data to deliver “actionable insights.” Actionable insights allow our clients to improve their financial performance by reducing costs, improving business processes and managing risks.

The vast majority of our revenue comes from recovery audit, a business service based on the mining of a tremendous amount of our clients’ purchasing-related data, looking for overpayments made to their third-party suppliers. PRGX is one of the world's leading providers of accounts payable recovery audit services principally to large businesses and government agencies with high volumes of transactions and complex pricing arrangements with vendors. We provide services to 80% of the top 15 global retailers and over 25% of the top 50 companies in the Fortune 500. We earn the largest portion of our revenue from our retail clients. Recovery audit in the retail industry is a mature service offering and we have been serving a number of our clients for decades. Pricing of merchandise for resale in the retail industry is extremely complex due to the high volume of promotions, allowances and rebates provided by suppliers. The second largest portion of our business is referred to within the recovery audit business as “commercial.” Commercial recovery auditing is the delivery of recovery audit services to industries other than retail, such as telecommunications, automotive and industrial manufacturing, resources, financial services, and transportation. Recovery audit in the industries represented within commercial is typically less complex in terms of vendor pricing structure, scope of purchase transactions made available for audit and depth of audit programs within individual companies. Another type of recovery audit is called “contract compliance” auditing, a specific type of recovery auditing that is more heavily utilized by commercial clients and continues to be a growing part of our business. This service offering focuses on auditing complex supplier billings against large services, construction and licensing contracts, and is relevant to a large portion of our client base. We continue to innovate through technological advances, including new recovery audit claim types, accelerating the audit process by moving closer to the original transaction, enhancements to our proprietary technology audit tools and expanded service offerings, including spend visibility, analytics and SIM services. These services target client functional and process areas where we have established expertise, enabling us to provide services to finance, merchandising and procurement executives to improve working capital, optimize purchasing leverage in vendor pricing negotiations, improve insight into product margin and cost of goods for resale, identify and manage risks associated with vendor compliance, improve quality of vendor master data and improve visibility and diagnostics of direct and indirect spend. These service offerings are increasingly important to our business and are applicable to clients in both retail and commercial industries.
PRGX is unique in that we are a global recovery audit services provider, serving clients in over 30 countries across a multitude of industries. We conduct our operations through three reportable segments: Recovery Audit Services - Americas, Recovery Audit Services - Europe/Asia-Pacific and Adjacent Services. The Recovery Audit Services - Americas segment represents recovery audit services we provide in the U.S., Canada and Latin America and is our largest segment in terms of clients served and revenue generated. The Recovery Audit Services - Europe/Asia-Pacific segment represents recovery audit services we provide in Europe, Asia and the Pacific region and is responsible for a significant portion of our revenue. The Adjacent Services segment includes advisory, analytics and SIM services, as well as our PRGX OPTIX® suite of analytics tools, provided to our clients in any country. We report the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments in Corporate Support. For additional financial information relating to our reporting segments, see Note 2 - Operating Segments and Related Information of our Consolidated Financial Statements included in Item 8 of this Form 10-K.
In October 2016, we announced that we had entered into agreements to acquire Cost & Compliance Associates, LLC and Cost & Cost Compliance Associates Limited (together, “C&CA"), a commercial recovery audit and contract compliance firm with operations in the U.S. and the UK and Lavante, Inc. (“Lavante”), a Software-as-a-Service ("SaaS")-based SIM and recovery audit services firm based in San Jose, California. The Lavante acquisition closed in October 2016 and the C&CA acquisition closed in February 2017.
As of December 31, 2015, the Company discontinued its Healthcare Claims Recovery Audit ("HCRA") business. In connection with the discontinuation of that business, the Company entered into agreements with third parties to fulfill its Medicare recovery audit contractor ("RAC") program subcontract obligations to audit Medicare payments and provide support for claims appeals, and assigned its remaining Medicaid contract to another party. One of the third-party Medicare RAC-related contracts has been settled and the results are reflected in these financial statements. The Company will continue to incur certain expenses until the remaining Medicare RAC contracts are concluded.

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
As businesses have evolved, PRGX and the recovery audit industry have evolved with them, innovating processes, error identification tools, and claim types to maximize recoveries. The following are a number of factors impacting recovery auditing:
•Supply Chain System Proliferation & Data Complexity. Businesses increasingly are using many different forms of proprietary and third-party technology to manage complex procurement and accounts payable systems in an effort to realize greater operating efficiencies. Many businesses worldwide communicate with vendors electronically, including the use of email, Electronic Data Interchange (“EDI”) and the Internet or third-party platforms to exchange inventory and sales data, transmit purchase orders, submit invoices, forward shipping and receiving information and remit payments. Though the complexity of capturing the data has increased significantly, these systems capture more detailed data, which should further inform transactional reviews by recovery auditors.
•Globalization & Global Supply Chain Complexity. As the operations of business enterprises become increasingly multi-national, they often seek service providers with a global reach. Sophistication in systems and processes varies markedly across the global network of suppliers which further drives the need for our services. Companies are sourcing from all parts of the world, at times with minimal understanding of the associated risks. Companies have created vast networks of potential transaction partners that will continue to create complexity and risk throughout the supply chain. PRGX serves clients in more than 30 countries and we believe we are the recovery audit service provider best suited to deliver multi-national audits.
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
•Increasing Claim Categories and Accelerating Audits. Traditionally, the focus of a recovery audit was on a simple, or “disbursement,” claim type, such as the duplicate payment of invoices. Enhancements to accounts payable software, particularly large enterprise software solutions used by many large companies, have reduced the extent to which companies make simple disbursement errors. However, the introduction of creative vendor discount programs, complex pricing arrangements and activity-based incentives has led to an increase in auditable transactions and potential sources of error. These transactions are complicated to audit, as the underlying transaction data is difficult to access and recognizing mistakes can be complex. Recovery audit firms such as PRGX with significant industry-specific expertise and sophisticated technology are best equipped to audit these complicated claim categories. Historically these claims were audited months and in some cases years after the original transaction. PRGX is working to bring the timing of auditing closer to the original transaction. Audit acceleration has multiple benefits, including reduced vendor abrasion for clients, and greater accuracy of claims.

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
•Technology Platform. The ability to efficiently and cost effectively ingest large volumes of structured and unstructured data is critical to providing best in class recovery audit services. We believe we have developed the most sophisticated and highest performing large data processing infrastructure system in our industry. This system allows us to effectively process and manage our clients’ data in large scale volumes and at superior speeds. We continue to accelerate our data processing speeds for both structured and unstructured data sets, which supports our efforts to accelerate audit results and transform our core audit processes.
We expect the evolution of the recovery audit industry to continue. In particular, we expect that the industry will continue to move towards the electronic capture and presentation of data, more automated, centralized processing and auditing closer to the time of the payment transaction.
Adjacent Services
Our Adjacent Services business, targets client functional and process areas where we have established expertise, enabling us to provide advisory and SaaS solution services to our clients' finance, merchandising and procurement functions to improve working capital, reduce supplier discrepancies, optimize purchasing leverage in vendor pricing negotiations, improve insight into product margin and cost of goods for resale. We also help clients identify and manage risks associated with vendor compliance, improve quality of clients' vendor master data and improve visibility and diagnostics of clients' direct and indirect spend. Our Adjacent Services include our global PRGX OPTIX analytics suite and our SIM and deduction management solutions. As our clients’ supplier base, data volumes and complexity levels continue to grow, we are using our deep data management experience to develop new actionable insight solutions, compliance-related tools, analytics solutions and data transformation services. Taken together, our deep understanding of our clients’ S2P data and our Adjacent Services solutions provide multiple routes to help our clients achieve greater profitability.
Clients
PRGX provides its services principally to large businesses and government agencies having a tremendous volume of payment transactions and complex procurement environments. Retailers continue to constitute the largest part of our client and revenue base. Our five largest clients contributed to our revenue from continuing operations by approximately 35.4% in 2018, 36.6% in 2017 and 37.3% in 2016. We have one client, The Kroger Co., that accounted for approximately 12% of our revenue from continuing operations in 2018 and 2017, and 11% of our revenue from continuing operations in 2016.
Some organizations (primarily large retailers) maintain internal recovery audit departments to recover certain types of payment errors and identify opportunities to reduce costs. Despite having such internal resources, many companies also retain independent recovery audit firms, such as PRGX, due to their specialized knowledge, capabilities and focused technologies. In the U.S., Canada, the United Kingdom, France, Mexico, Brazil, and Australia, large retailers routinely engage independent recovery audit firms as a standard business practice. It is typical in the retail industry for large firms to engage a primary audit firm at one contingency fee rate and a secondary firm to audit behind the primary at a higher rate. Our commercial recovery audit clients are typically Fortune 1000 companies in industries other than retail and with multi-billion dollars of purchase transactions to be audited. These clients range from large multi-national manufacturing and resource companies, to large regional or national telecommunications and financial services institutions to global high-tech software organizations. The audit specialty practice of contract compliance is a specific type of recovery auditing which is more heavily utilized by commercial clients and is expected to be a growing part of our business. This service offering focuses on auditing complex supplier billings against large services, construction and licensing contracts, and is relevant to a large portion of our client base.

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

•
Global audit best practice programs. Our global programs take advantage of our operations that span over 30 countries to provide true global audit capabilities to multi-national companies. We believe this unique perspective gives our clients visibility to their business practice variations around the world and creates value for our clients by allowing them to see their data in new ways.

Create adjacent and high value service offerings
We will continue to focus on new service offerings that complement our existing services and provide increased value to our customers.
Our Adjacent Services offerings, including PRGX OPTIX and SIM services, target client functional and process areas where we have established expertise, enabling us to provide services to support our clients' finance, merchandising and procurement functions. These services can be project-based (advisory services), which are typically billed on a rates and hours basis, or subscription-based (typically SaaS offerings), which are billed on a monthly basis. The Adjacent Services offerings assist our clients in improving many aspects of their businesses, including working capital, optimization of purchasing leverage in vendor pricing negotiations, improved insight into product margin and cost of goods for resale, identification and management of risks associated with vendor compliance, improved quality of vendor master data and improved visibility and diagnostics of direct and indirect spend.
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

Technology
The PRGX software platform focuses on three core areas - audit, supplier collaboration and S2P analytics. This platform includes advanced and proprietary solutions, systems and processes. The platform incorporates a large-scale technology infrastructure to support our broad range of audit and advisory services and our client facing SaaS-based solutions.
Foundational to this platform is our ability to efficiently and cost effectively ingest, prepare, and transform large volumes of structured and unstructured data. We believe we have developed the most sophisticated and highest performing large data processing infrastructure system in the recovery audit industry. This system is critical to providing best-in-class recovery audit and S2P analytics services. This system utilizes queue-driven data pipelines and in-memory processing to manage our clients' data in large scale volumes at superior speeds. We are continuing to accelerate data processing speeds for both structured and unstructured data sets. This allows us to support our efforts to accelerate audit results, deliver pre-event and pre-payment audit capabilities, and transform our core audit processes.
We believe that our proprietary technology and processes serve as important competitive advantages over both our principal competitors and our clients’ internal recovery audit functions. To sustain these competitive advantages, we continually invest in technology initiatives to deliver innovative solutions that improve both the effectiveness and efficiency of our services.
We design our data acquisition, data processing and data management solutions to maximize efficiencies and productivity - all while maintaining the highest standards of transaction auditing and spend analytics accuracy. Further, we uphold highly reliable security standards utilizing the most sophisticated and effective tools to protect all data under our control. At the beginning of a typical recovery audit or spend analytics engagement, we use a dedicated staff of data acquisition specialists and proprietary tools to acquire a wide array of transaction data from the client for the time period under review. We typically receive this data by secured electronic transmissions, digital media or paper documents. For paper documents, we use a robust imaging technology to scan the paper into electronic format. Upon receipt of the data we secure, catalog, back-up and convert it into standard readable formats using third-party and proprietary audit technology.
Our technology professionals clean and map massive volumes of structured and unstructured client data into standardized layouts and formats, and generate statistical reports to verify the completeness and accuracy of the data. We utilize high performance database and storage technologies to maintain the data at one of our secure data processing facilities.
We then process the data using proprietary algorithms (business rules) leveraging our experience to help uncover patterns or potential issues in our clients’ various transactional streams. We deliver this processed data to our auditors who, using our proprietary audit software, sort, filter and search the data to validate and identify actual transaction errors. We maintain a secure database of audit information with the ability to query on multiple variables, including claim categories, industry codes, vendors and audit years. This allows us to identify additional recovery opportunities and provide recommendations for process improvements to our clients.
Once we identify and validate transaction errors, we present the information to our clients for approval and submission to vendors as “claims.” We offer a proprietary web-based claim presentation and collaboration solution to help our clients view, approve, and submit claims to vendors.
As part of our Adjacent Services, we offer both the PRGX OPTIX suite of analytics tools and our SIM and deduction management solutions. The PRGX OPTIX suite facilitates S2P business decisions through actionable, data-enabled insights that are delivered through three primary modules - Product, Payment, and Spend Analytics.  Each of these modules is powered by the core PRGX OPTIX platform that provides the ability to process and visualize S2P data delivered via a SaaS solution. In providing our analytics services, we use proprietary algorithms and technologies to clean and classify a client’s vendor spend data down to the line item level. We then present this information to the client as a multi-dimensional data cube over a web-based interface. We believe these proprietary algorithms and technologies provide us with a competitive advantage over many of our competitors.
The PRGX deduction management solution is a powerful SaaS solution providing transaction data visibility, buyer/supplier communication and collaboration, and transaction issue remediation. SIM is designed to enable supplier master data harmonization, on-boarding, compliance with regulatory and client specified standards and requirements, as well as an enterprise level view of supplier performance.

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

•
A large number of smaller accounts payable recovery audit firms which have a limited client base and which use less sophisticated tools to mine disbursement claim categories at low contingency rates. These firms are most common in the U.S. and UK markets. Competition in most international markets, if any, typically comes from small niche providers;

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

Proprietary Rights
From time to time, we develop new software and methodologies that replace or enhance existing proprietary software and methodologies. We rely primarily on trade secret and copyright protection for our proprietary software and other proprietary information. We capitalize the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed or that will be used in our operations beginning when technological feasibility has been established. We consider the costs associated with developing or replacing methodologies to be development costs.
We own or have rights to various trademarks, trade names and copyrights, including U.S. and foreign registered trademarks and trade names and U.S. registered copyrights, that are valuable assets and important to our business. We monitor the status of our copyright and trademark registrations to maintain them in force and renew them as appropriate. The duration of our active trademark registrations varies based upon the relevant statutes in the applicable jurisdiction, but generally endure for as long as they are used. The duration of our active copyright registrations similarly varies based on the relevant statutes in the applicable jurisdiction, but generally endure for the full statutory period. Our trademarks and trade names are of significant importance and include, but are not limited to, the following: PRGX®, Thrive in the Data™, Discover Your Hidden Profits®, Profit Discovery™,  Lavante®, Lavante SIM™,  PRGX OPTIX®, PRGX MailTrax™, PRGX APTrax™, PRGX AuditTrax™, PRGX ClaimTrax™,  PRGX SpendTrax™, GET™, and imDex™.
Regulation
Various aspects of our business, including, without limitation, our data flows and our data acquisition, processing and reporting protocols, are subject to extensive and frequently changing governmental regulation in the U.S. and the numerous other countries around the world where we operate. These regulations include extensive data protection and privacy requirements. In the U.S., we are subject to the provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) with respect to information regarding our employees, as well as our discontinued HCRA business. Internationally, we must comply with the European data protection requirements including the General Data Protection Regulation ("GDPR"), which went into effect in May 2018, as well as with data protection laws that exist in many of the other countries where we serve clients. Failure to comply with such regulations may, depending on the nature of the noncompliance, result in the termination or loss of contracts, the imposition of contractual damages, civil sanctions, and damage to our reputation or in certain circumstances, criminal penalties.
Employees
As of December 31, 2018, PRGX had approximately 1,600 employees, of whom approximately 600 were in the U.S. The majority of our employees are involved in our recovery audit business.
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
We generate a significant portion of our revenue from our largest clients. Our five largest clients collectively accounted for 35.4% of our revenue from continuing operations in 2018, 36.6% of our revenue from continuing operations in 2017 and 37.3% of our revenue from continuing operations in 2016. We have one client, The Kroger Co., that accounted for approximately 12% of our revenue from continuing operations in 2018 and 2017, and 11% of our revenue from continuing operations in 2016. If we lose any of our major clients, our results of operations and liquidity could be materially and adversely affected.
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
Uncertainty about the future of the London Interbank Offer Rate (LIBOR) may adversely affect our business and financial results.
LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be predicted, but could adversely affect the cost of our variable rate indebtedness.
We have incurred and will continue to incur significant costs in connection with our discontinued HCRA services business.
As of December 31, 2015, the Company discontinued its Healthcare Claims Recovery Audit ("HCRA") business. In connection with the discontinuation of that business, the Company entered into agreements with third parties to fulfill its Medicare recovery audit contractor ("RAC") program subcontract obligations to audit Medicare payments and provide support for claims appeals, and assigned its remaining Medicaid contract to another party. One of the third-party Medicare RAC-related contracts has been settled and the results are reflected in these financial statements. The Company will continue to incur certain expenses until the remaining Medicare RAC contracts are concluded.
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
Although we are not aware of any infringement of our services and products on the intellectual property rights of others, the potential for intellectual property infringement claims continually increases as the universe of intellectual property continues to rapidly expand, and we are subject to the risk that someone else will assert a claim against us for violating their intellectual property rights. Any claim for intellectual property infringement, even if not meritorious, could be expensive to defend. If we were held liable for infringing third-party intellectual property rights, we could incur substantial damage awards, and potentially be required to cease using the technology, produce non-infringing technology or obtain a license to use such technology. Such potential liabilities or increased costs could be material to us.
Cyber-security incidents, including data security breaches or computer viruses, could harm our business by disrupting our delivery of services, damaging our reputation or exposing us to liability.
We receive, process, store and transmit, often electronically, the confidential data of our clients and others. Unauthorized access to our computer systems or stored data could result in the theft or improper disclosure of confidential information, the deletion or modification of records or could cause interruptions in our operations. These cyber-security risks increase when we transmit information from one location to another, including transmissions over the Internet or other electronic networks. Despite implemented security measures, our facilities, systems and procedures, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, software viruses, misplaced or lost data, programming and/or human errors or other similar events which may disrupt our delivery of services or expose the confidential information of our clients and others. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information of our clients or others, whether by us or a third-party, could (i) subject us to civil and criminal penalties, (ii) have a negative impact on our reputation, (iii) expose us to liability to our clients, third parties or government authorities, (iv) cause our present and potential clients to choose another service provider, and (v) cause us to incur significant remediation costs. Any of these developments could have a material adverse effect on our business, results of operations, financial position, and cash flows.
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
Operations outside the U.S. generated 41.5% of our annual revenue from continuing operations in 2018, 42.2% in 2017 and 42.6% in 2016. These international operations are subject to numerous risks, including:

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

In 2018, our European operations accounted for 22.2% of our consolidated revenue from continuing operations. There have been continuing concerns and uncertainties regarding the stability of certain European economies. A continued decline in the economic conditions in Europe may materially and adversely affect our operations both in Europe and on a consolidated basis.
Furthermore, certain of our core data processing and other functions are located outside the U.S., including India, where approximately 20% of our employees were located on December 31, 2018. While our operations in India have been key to serving clients more efficiently and cost-effectively under our improved service delivery model, India has from time to time experienced instances of civil unrest and hostilities with neighboring countries. Geopolitical conflicts, military activity, terrorist attacks, or other political uncertainties in the future could adversely affect the Indian economy by disrupting communications and making business operations and travel more difficult, which may have a material adverse effect on our ability to deliver services from India. Disruption of our Indian operations could materially and adversely affect our profitability and our ability to execute our growth strategy.
The uncertainty surrounding the implementation and effect of the UK exiting the European Union, and related negative developments in the European Union could adversely affect our business, results of operations or financial condition.
The results of a June 2016 referendum vote in the UK were in favor of the UK exiting the European Union (commonly referred to as “Brexit”). On March 29, 2017, the UK notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. As a result of this notification, a complex and uncertain process of negotiation is now taking place to determine the future terms of the UK’s relationship with the European Union, with the UK currently due to exit the European Union on March 29, 2019. The uncertainty leading up to and following the Brexit referendum has had, and the implementation of Brexit may continue to have, a negative impact on our business and demand for our products in Europe, and particularly in the UK. The long-term nature of the UK’s relationship with the European Union is unclear and there is considerable uncertainty when, or if, any withdrawal agreement or long-term relationship strategy, including trade deals, will be agreed to and implemented by the UK and the European Union. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions and regulatory agencies. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the UK, the European Union and elsewhere. In addition, Brexit has had a detrimental effect, and could have further detrimental effects, on the value of either or both of the euro and the British pound sterling, which could negatively impact our business (principally from the translation of sales and earnings in those foreign currencies into our reporting currency).
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
Further, in 2016, the EU adopted a new law governing data protection practices and privacy called the General Data Protection Regulation (“GDPR”), which became effective in May 2018. GDPR is a redesign of the European Data Protection Directive 95/46/EC and is intended to boost the online and offline privacy rights of individuals. GDPR places more stringent operational requirements on processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements to correct or erase an individual’s information upon request, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The GDPR also significantly increases penalties for non-compliance.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the United States. The Tax Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35% to 21%, the elimination of U.S. tax on foreign earnings (subject to certain exceptions), one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, limitation of the tax deduction for interest expense, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Given our U.S. valuation allowance, the Act does not materially impact our income tax provision or balance sheet, however further tax changes or reform could materially adversely impact our business, financial condition and results of operations.

Certain ownership changes may limit our ability to use our net operating losses.
We have substantial tax loss and credit carry-forwards for U.S. federal income tax purposes. On December 30, 2016, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards and also resulted in the write-off of certain deferred tax assets and the related valuation allowances that the Company recorded in 2017. The Company performed an assessment and determined that $87.3 million of the gross federal net operating losses and $62.9 million of gross state net operating losses outstanding as of December 30, 2016 were available for use going forward. The Company utilized $6.4 million of these federal losses on the 2017 U.S. federal tax return and the remaining $80.9 million remain available for use. Of the $62.9 million of gross state net operating losses as of December 30, 2016, $61.8 million are still available as of the filings of the 2017 state tax returns. If a future ownership change occurs and limits our ability to use our historical net operating loss carryforwards, it could have a material adverse impact on our business, financial position and results of operations by increasing our future tax obligations.
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
As of December 31, 2018, the Company’s goodwill and other intangible assets totaled $32.5 million. We must perform periodic assessments to determine whether some portion, or all, of our goodwill, intangible assets and other long-lived assets are impaired. Our most recent assessment showed no impairment to our goodwill, intangible assets and other long-lived assets, but future impairment testing could result in a determination that our goodwill, other intangible assets or our other long-lived assets have been impaired. Future adverse changes in the business environment or in our ability to perform audits successfully and compete effectively in our markets or the discontinuation of our use of certain of our intangible or other long-lived assets could result in impairment which could materially adversely impact future earnings.
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
Our common stock is currently traded on The Nasdaq Global Select Market. The trading price of our common stock has been and may continue to be subject to large fluctuations. For example, for the year ended December 31, 2018, our stock traded as high as $10.30 per share and as low as $6.95 per share. Our stock price may increase or decrease in response to a number of events and factors, including:
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
Our principal executive offices are located in Atlanta, Georgia and occupy approximately 58,000 square feet of office space. The term of our lease expires December 31, 2021. This space is used by our Recovery Audit Services - Americas and Adjacent Services segments and is the primary location of our Corporate Support personnel. Our various operating units lease numerous other parcels of operating space elsewhere in the U.S. and in the various other countries in which we currently conduct our business.
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
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded under the symbol “PRGX” on The Nasdaq Global Select Market (Nasdaq). The Company has not paid cash dividends on its common stock since it became a public company in 1996 and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in our secured credit facility specifically prohibit payment of cash dividends. As of February 28, 2019, there were 101 holders of record of our common stock and management believes there are approximately 2,429 beneficial holders of our common stock.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended December 31, 2018.

2018	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
October 1 - October 31	693	$8.66	—	$—
November 1 - November 30	236,314	$9.20	236,314	$—
December 1 - December 31	203,972	$9.24	203,972	$—
	440,979	$9.22	440,286	$26.4
(a) Shares purchased during the quarter include shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock and shares from the Company's stock repurchase program.
(b) On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. Since 2014, the original authorization of the stock repurchase program, the Board of Directors has modified the program from time to time to increase the repurchase limit to $75 million and extend the expiration date to December 31, 2019. The timing and amount of repurchases, if any, will depend upon the Company's stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.

Performance Graph
Set forth below is a line graph presentation comparing the cumulative shareholder return on our common stock, on an indexed basis, against cumulative total returns of The Nasdaq Composite Index and the RDG Technology Composite Index. The graph assumes that the value of the investment in the common stock in each index was $100 on December 31, 2013 and shows total return on investment for the period beginning December 31, 2013 through December 31, 2018, assuming reinvestment of any dividends. Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the Performance Graph presented below shall not be incorporated by reference into any such filings.

Cumulative Total Return
	12/13	12/14	12/15	12/16	12/17	12/18
PRGX Global, Inc.	100.00	85.12	55.36	87.80	105.65	140.92
NASDAQ Composite	100.00	114.62	122.81	133.19	172.11	165.84
RDG Technology Composite	100.00	117.81	122.23	138.28	189.14	190.13

ITEM 6. Selected Financial Data
The following table sets forth selected financial data from continuing operations for the Company as of and for each of the five years in the period ended December 31, 2018. The following data reflects the business acquisitions that we have completed through December 31, 2018. We have included the results of operations for these acquired businesses in our results of operations since the date of their acquisitions. We have derived this historical consolidated financial data from our Consolidated Financial Statements and Notes thereto, which have been audited by our Independent Registered Public Accounting Firm. The Consolidated Balance Sheets as of December 31, 2018 and 2017, and the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2018 and the report of the Independent Registered Public Accounting Firm thereon are included in Item 8 of this Form 10-K.
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

	Years Ended December 31, (1)
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Revenue, net of refund liabilities	$171,776	$161,620	$140,844	$138,302	$161,552
Operating expenses:
Cost of revenue	104,825	102,052	91,299	93,169	110,890
Selling, general and administrative expenses	50,456	46,941	39,399	32,284	38,581
Depreciation of property, equipment and software assets	7,370	4,569	5,033	5,317	6,025
Amortization of intangible assets	3,395	3,634	1,832	2,458	3,531
Acquisition-related adjustments (income) loss	(1,628)	(2,283)	—	—	—
Total operating expenses	164,418	154,913	137,563	133,228	159,027
Operating income from continuing operations	7,358	6,707	3,281	5,074	2,525
Foreign currency transaction (gains) losses on short-term intercompany balances	1,002	(2,190)	84	2,165	2,003
Interest expense (income), net	1,663	1,539	(153)	(190)	(77)
Other (income) loss	21	(160)	(121)	1,191	57
Net income from continuing operations before income tax	4,672	7,518	3,471	1,908	542
Income tax expense (2)	1,321	2,962	1,242	369	3,241
Net income (loss) from continuing operations	$3,351	$4,556	$2,229	$1,539	$(2,699)
Basic earnings (loss) per common share	$0.14	$0.21	$0.10	$0.06	$(0.09)
Diluted earnings (loss) per common share	$0.14	$0.21	$0.10	$0.06	$(0.09)

	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data (consolidated): (3)	(In thousands)
Cash and cash equivalents	$13,973	$18,823	$15,723	$15,122	$25,735
Working capital	28,872	24,070	16,706	21,641	36,006
Total assets	124,829	120,218	93,474	80,391	102,782
Long-term debt, excluding current installments	21,553	13,526	—	—	—
Total shareholders' equity	$66,329	$60,314	$52,390	$52,415	$70,986

(1)	Data for 2014 has been restated in order to reflect only continuing operations.

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
In addition to recovery audit and spend analytics, we offer advisory and supplier information management ("SIM") services. We deliver services to hundreds of clients and serve clients in more than 30 countries. We conduct our operations through three reportable segments: Recovery Audit Services - Americas, Recovery Audit Services - Europe/Asia-Pacific and Adjacent Services. The Recovery Audit Services - Americas segment represents recovery audit services we provide in the U.S., Canada and Latin America. The Recovery Audit Services - Europe/Asia-Pacific segment represents recovery audit services we provide in Europe, Asia and the Pacific region. The Adjacent Services segment includes advisory, analytics and SIM services, as well as our PRGX OPTIX suite of analytics tools. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments in Corporate Support.
Recovery auditing is a business service focused on finding overpayments created by errors in payment transactions, such as missed or inaccurate discounts, allowances and rebates, vendor pricing errors, erroneous coding and duplicate payments. Recovery audit services are part of the broader S2P services market space, focused on the payment side of the S2P market.
Generally, we earn our recovery audit revenue on a contingent fee basis by identifying overpayments made by our clients, assisting our clients in recovering the overpayments from their vendors, and collecting a specified percentage of the recoveries from our clients as our fee. The fee percentage we earn is based on specific contracts with our clients that generally also specify: (a) time periods covered by the audit; (b) the nature and extent of services we are to provide; and (c) the client’s responsibilities to assist and cooperate with us. Clients generally recover claims by either taking credits against outstanding payables or future purchases from the relevant vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish client-specific procedural guidelines that we must satisfy prior to submitting claims for client approval. Our recovery audit business also includes contract compliance services which focus on auditing complex supplier billings against large services, construction and licensing contracts, and is relevant to a large portion of our client base. Such services include verification of the accuracy of third-party reporting, appropriateness of allocations and other charges in cost or revenue sharing types of arrangements, adherence to contract covenants and other risk mitigation requirements and numerous other reviews and procedures to assist our clients with proper monitoring and enforcement of the obligations of their contractors. Services in our Adjacent Services segment can be project-based (advisory services), which are typically billed on a rates and hours basis, or subscription-based (typically SaaS offerings), which are billed on a monthly basis.
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
We expect to continue our information technology and product development efforts to improve our services and solutions. In 2018, we increased our sales force to accelerate our acquisition of new clients and the cross-sale of solutions within our existing client base. We expect to continue investing in sales and marketing and will continue to assess the success and effectiveness of our sales and marketing efforts and the optimal level of sales and marketing investment for future periods. We also expect to add headcount in product development, data services, advisory services and recovery audit to support new services and client contracts. We believe that our investments in next generation recovery audit technology will further increase the operating leverage in our recovery audit platform in future years.

Business Acquisitions
In the first quarter of 2017, we completed the acquisition of substantially all of the assets of Cost & Compliance Associates, LLC and Cost & Compliance Associates Limited (collectively, "C&CA"), a commercial recovery audit and contract compliance firm with operations in the U.S. and the UK. We have included the results of C&CA from the date of acquisition through December 31, 2018 in our Condensed Consolidated Statement of Operations and in the Results of Operations from Continuing Operations discussion.
Discontinued Operations
As of December 31, 2015, the Company discontinued its HCRA business. In connection with the discontinuation of that business, the Company entered into agreements with third parties to fulfill its Medicare RAC program subcontract obligations to audit Medicare payments and provide support for claims appeals and assigned its remaining Medicaid contract to another party. One of the third-party Medicare RAC-related contracts has been settled and the results are reflected in these financial statements. The Company will continue to incur certain expenses until the remaining Medicare RAC contracts and relationships are concluded.
Results from Continuing Operations
The discussions and financial results in this Item 7 reflect our continuing operations.
The following table sets forth the percentage of revenue represented by certain items in our Consolidated Statements of Operations for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
Revenue, net of refund liabilities	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	61.0	63.1	64.8
Selling, general and administrative expenses	29.4	29.0	28.0
Depreciation of property, equipment and software assets	4.3	2.8	3.6
Amortization of intangible assets	2.0	2.3	1.3
Acquisition-related adjustments (income) loss	(0.9)	(1.4)	—
Total operating expenses	95.8	95.8	97.7
Operating income from continuing operations	4.2	4.2	2.3

Foreign currency transaction losses (gains) on short-term intercompany balances	0.6	(1.3)	0.1
Interest expense (income), net	1.0	1.0	(0.1)
Other (income) loss	—	(0.1)	(0.1)
Net income from continuing operations before income tax	2.6	4.6	2.4

Income tax expense	0.8	1.8	0.9

Net income from continuing operations	1.8%	2.8%	1.5%

Year Ended December 31, 2018 Compared to Prior Years from Continuing Operations
Revenue, net of refund liabilities. Revenue, net of refund liabilities was as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Recovery Audit Services – Americas	$115,920	$113,122	$99,861
Recovery Audit Services – Europe/Asia-Pacific	49,526	44,372	37,335
Adjacent Services	6,330	4,126	3,648
Total	$171,776	$161,620	$140,844
Consolidated revenue from continuing operations increased by $10.2 million, or 6.3%, in 2018 compared to 2017, and increased by $20.8 million, or 14.8%, in 2017 compared to 2016. On an organic basis (excluding C&CA and, for the first three quarters of 2017, Lavante), our revenue increased 6.0% in 2017 compared to 2016. Our 2018 consolidated year-over-year growth was led by our global retail and commercial recovery audit operations. We experienced some changes in our reported revenue based on the strength of the U.S. dollar relative to foreign currencies. On a constant dollar basis, adjusted for changes in foreign exchange ("FX") rates, consolidated revenue increased 6.5% in 2018 compared to 2017 and increased 14.1% in 2017 compared to 2016. On a constant dollar basis, we organically grew our revenue 5.5% in 2017 compared to 2016. Below is a discussion of our revenue for our three reportable segments.
Recovery Audit Services - Americas revenue increased $2.8 million, or 2.5%, in 2018 compared to 2017 and increased $13.3 million, or 13.3%, in 2017 compared to 2016. On an organic basis, our revenue increased by 4.6% in 2017 compared to 2016. The 2018 year-over-year growth was led by our retail recovery audit business. Changes in the value of the U.S. dollar relative to currencies in Canada and Latin America negatively impacted reported revenue in 2018 and positively impacted reported revenue in 2017. On a constant dollar basis, adjusted for changes in FX rates, 2018 revenue increased 2.8% compared to 2017 and increased 12.9% compared to 2016. On a constant dollar basis, we organically grew our revenue by 4.3% in 2017 compared to 2016. The growth in our Recovery Audit Services - Americas revenue in 2018 and 2017 was due to a number of factors including stronger claims conversion, the implementation of acceleration and maturity model programs, increased staffing at certain audits, and enhancements to our proprietary audit technologies. This growth was partially offset by continued rate pressures.
Recovery Audit Services - Europe/Asia-Pacific revenue increased $5.2 million, or 11.6%, in 2018 compared to 2017 and increased $7.0 million, or 18.8%, in 2017 compared to 2016. On an organic basis, revenue in this segment increased by 10.4% in 2017 compared to 2016. The year-over-year revenue growth in 2018 and 2017 was led by our business in Europe. Changes in the value of the U.S. dollar relative to currencies in Europe, Asia, and the Pacific negatively impacted reported revenue in 2018 and positively impacted reported revenue in 2017. On a constant dollar basis, adjusted for changes in FX rates, 2018 revenue increased by 11.7% compared to 2017 and 2017 revenue increased by 17.5% compared to 2016. On a constant dollar basis, Recovery Audit Services - Europe/Asia-Pacific organic revenue increased 9.2% in 2017 compared to 2016.
Adjacent Services revenue increased by $2.2 million, or 53.4%, in 2018 compared to 2017 and increased $0.5 million, or 13.1%, in 2017 compared to 2016. The 2018 year-over-year growth in revenue was both in advisory services and SaaS subscriptions. The increase in revenue in 2017 compared to 2016 was due to new advisory work and the launch of the Lavante SIM-based Deduction Management contract announced in the fourth quarter of 2017.
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
COR was as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Recovery Audit Services – Americas	$69,897	$68,963	$60,706
Recovery Audit Services – Europe/Asia-Pacific	27,767	26,930	24,802
Adjacent Services	7,161	6,159	5,791
Total	$104,825	$102,052	$91,299

COR as a percentage of revenue for Recovery Audit Services - Americas was 60.3% in 2018, 61.0% in 2017 and 60.8% in 2016. We continue to invest in our various growth and other strategic initiatives, and include portions of these costs in Recovery Audit Services - Americas COR. COR for Recovery Audit Services - Americas increased by 1.4% in 2018 compared to 2017 and increased 13.6% in 2017 compared to 2016. In 2017, Recovery Audit Services - Americas COR included Lavante and C&CA business expenses and certain transformation charges which were not included in 2016. The improvement in COR as a percentage of revenue in 2017 compared to 2016 was primarily due to the increase in revenues and the positive financial impact of operational process improvements.
COR as a percentage of revenue for Recovery Audit Services - Europe/Asia-Pacific was 56.1% in 2018, 60.7% in 2017 and 66.4% in 2016. In 2017, Recovery Audit Services - Europe/Asia-Pacific COR included C&CA business expenses and certain transformation charges which were not included in 2016.  COR as a percentage of revenue improved 4.6% in 2018 compared to 2017 and 5.7% in 2017 compared to 2016. Improvements primarily related to the increase in revenue and retrained cost growth. The improvement in COR as a percentage of revenue for 2017 compared to 2016 was primarily due to the increase in revenues and the impact of transforming our operational processes.
Adjacent Services COR is primarily related to our continued investments in personnel whom we are hiring to either sell or assist with service delivery. COR as a percentage of revenue decreased to 113.1% in 2018 from 149.3% in 2017, which was a decrease from 158.7% in 2016. The reduction in Adjacent Services COR as a percentage of revenue in 2018 and 2017 is primarily due to our increase in revenue and lower service delivery costs.
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
SG&A expenses were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Recovery Audit Services – Americas	$11,849	$9,410	$8,421
Recovery Audit Services – Europe/Asia-Pacific	7,439	6,586	5,442
Adjacent Services	1,685	3,735	1,469
Subtotal for reportable segments	20,973	19,731	15,332
Corporate Support	29,483	27,210	24,067
Total	$50,456	$46,941	$39,399
Recovery Audit Services - Americas SG&A expenses increased 25.9% in 2018 compared to 2017 and increased 11.7% in 2017 compared to 2016. The 2018 increase resulted primarily from our investment in sales and marketing. The increase in 2017 was primarily due to expenses associated with the Lavante and C&CA acquisitions that were not included in the prior year amounts.
Recovery Audit Services - Europe/Asia-Pacific SG&A expenses increased 13.0% in 2018 compared to 2017 after increasing 21.0% in 2017 compared to 2016. The 2018 increase resulted primarily from an increase of equity-based compensation costs. The increase in 2017 was primarily associated with expenses related to the C&CA acquisition which were not included in the prior year amounts.
Adjacent Services SG&A expenses decreased $2.1 million in 2018 compared to 2017 as a result of the integration of information technology resources into Corporate. Adjacent Services SG&A expenses increased $2.3 million in 2017 compared to 2016 due mainly to three quarters of expenses related to the Lavante acquisition which were not included in the prior year amounts.
Corporate Support SG&A expenses include stock-based compensation charges of $5.1 million in 2018, $7.1 million in 2017 and $5.1 million in 2016. Excluding stock-based compensation charges, Corporate Support SG&A expenses increased 21.2% in 2018 compared to 2017 and increased 6.4% in 2017 compared to 2016. The increase in 2018 compared to 2017 was due primarily to increased sales and marketing personnel. The increase in 2017 compared to 2016 was due mainly to increases in the business acquisition activity, increased personnel and incentive-based compensation expenses.
Acquisition-Related Adjustments included adjustments to earnout consideration of acquired businesses in 2018 and 2017 for $1.6 million and $2.3 million, respectively.
Depreciation of Property, Equipment and Software Assets. Depreciation of property, equipment and software assets was as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Recovery Audit Services – Americas	$5,545	$3,165	$3,750
Recovery Audit Services – Europe/Asia-Pacific	683	599	529
Adjacent Services	1,142	805	755
Total	$7,370	$4,569	$5,034
Depreciation expense increased in 2018 compared to 2017 primarily as a result of the increased level of capital purchases and assets placed into service in 2018 compared to the prior year. Depreciation expense decreased in 2017 compared to 2016 primarily as a result of the reduced level of capital purchases and assets placed into service in 2017 compared to the prior year.
Amortization of Intangible Assets. Amortization of intangible assets was as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Recovery Audit Services – Americas	$1,664	$1,919	$1,477
Recovery Audit Services – Europe/Asia-Pacific	172	142	—
Adjacent Services	1,559	1,573	355
Total	$3,395	$3,634	$1,832
Generally, we amortize the customer relationship and trademark intangible assets we record in connection with an acquisition on an accelerated basis over six years or longer, and we amortize non-compete agreements and trade names on a straight-line basis over five years or less. This methodology results in higher amortization immediately following an acquisition, and declining expense in subsequent periods. Our most recent acquisitions prior to December 31, 2018 include C&CA in February 2017 (Recovery Audit Services - Americas and Recovery Audit Services Europe, Asia Pacific) and Lavante in October 2016 (Adjacent Services). Amortization expense decreased $0.2 million in 2018 compared to 2017. Amortization expense increased in our recovery audit segments in 2017 compared to 2016 as a result of the amortization charges associated with the C&CA acquisition. Similarly, Adjacent Services amortization expense increased in 2017 compared to 2016 due to the amortization of certain assets acquired in the acquisition of Lavante.
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
The U.S. dollar generally strengthened relative to the local currencies of certain of our foreign subsidiaries in 2018 and weakened relative to the local currencies of certain of our foreign subsidiaries in 2017, and strengthened in 2016, resulting in our recording on short-term intercompany balances net foreign currency losses in 2018 of $1.0 million, net foreign currency gains in 2017 of $2.2 million and net foreign currency losses in 2016 of less than $0.1 million.
Net Interest Expense (Income). Net interest expense was $1.7 million in 2018 and $1.5 million in 2017 as a result of increased borrowings associated with our acquisitions and the accretion of contingent payments associated with our acquisitions. Net interest income was $0.2 million in 2016 due to reductions in interest accruals on uncertain tax positions.

Income Tax Expense. Our reported effective tax rates on earnings approximated 28.3% in 2018, 39.4% in 2017, and 35.8% in 2016. Reported income tax expense in each year primarily results from taxes on the income of foreign subsidiaries. We have recorded a deferred tax asset valuation allowance that effectively eliminates income tax expense or benefit relating to our U.S. operations. The tax rate for 2018 reflects the impact of the release of the valuation allowance offsetting certain deferred tax assets in France and the UK. The tax rate for 2017 reflects the impact of the release of the valuation allowance for various jurisdictions, the impact of which was not material to the financials. The tax rate for 2016 reflects the impact of the release of the valuation allowance offsetting certain deferred tax assets in New Zealand and Singapore.
Together with the reversal of interest expense accruals, the total net reduction to our reserves for uncertain tax positions based on changes in accruals was nominal in 2018, $0.5 million in 2017, and $0.1 million in 2016.

As of the end of each of the past three years, management determined that based on all available evidence, deferred tax asset valuation allowances of $31.6 million in 2018, $34.8 million in 2017, and $50.1 million in 2016 were appropriate.

As of December 31, 2018, we had approximately $81.5 million of U.S. federal loss carry-forwards available to reduce future U.S. federal taxable income. Approximately $80.9 million of the U.S. federal loss carry-forwards expire between 2026 and 2035. The remaining $0.6 million of U.S. federal loss carry-forwards do not expire due to the Tax Act. As of December 31, 2018, we had approximately $70.9 million of state loss carry-forwards available to reduce future state taxable income. The state loss carry-forwards expire between 2022 and 2037 and are subject to certain limitations.  The U.S. federal and state loss carry-forwards at December 31, 2018, reflect adjustments for prior period write-downs associated with ownership changes.

On December 30, 2016, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards and also resulted in the write-off of certain deferred tax assets and the related valuation allowances that the Company recorded in 2017. The loss carry-forwards outstanding as of December 30, 2016 are subject to an annual base usage limitation of $2.7 million. The Company performed its assessment and determined that $87.3 million of the gross federal net operating losses outstanding as of December 30, 2016 would be available for use going-forward. The Company utilized $6.4 million of these losses on the 2017 U.S. federal tax return and the remaining $80.9 million remains available.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act"), was signed into law making significant changes to the Internal Revenue Code. The new legislation contains several key provisions that affect us including, but not limited to, the lowering of the U.S. corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. As a result of the Tax Act, we recorded a one-time adjustment for the re-measurement of deferred tax assets and liabilities during 2017. Given our U.S. valuation allowance, the Tax Act does not materially impact our income tax provision or balance sheet. Additionally, in December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation were expected during the 2018 calendar year, we considered the accounting of the transition tax, deferred tax re-measurements, and other items to be incomplete as of December 31, 2017, though we recorded provisional amounts in the consolidated financial statements. As of December 22, 2018, we have completed our analysis related to the Tax Act in accordance with SAB 118 and there was no additional adjustment required.
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
A reconciliation of consolidated net income to each of EBIT, EBITDA and Adjusted EBITDA for the periods presented in this report are as follows (in thousands):
EBIT, EBITDA, and Adjusted EBITDA

	Years Ended December 31,
	2018	2017	2016
Net income	$4,593	$3,184	$905
Income tax expense	1,321	2,962	1,242
Interest expense (income), net	1,663	1,539	(153)
EBIT	7,577	7,685	1,994
Depreciation of property, equipment and software assets	7,371	4,577	5,047
Amortization of intangible assets	3,395	3,634	1,832
EBITDA	18,343	15,896	8,873
Foreign currency transaction losses (gains) on short-term intercompany balances	1,002	(2,190)	84
Acquisition-related adjustments (income) loss	(1,628)	(2,283)	—
Transformation and severance expenses	3,122	1,666	1,383
Other loss (income)	21	(160)	(121)
Stock-based compensation	5,056	7,052	5,123
Adjusted EBITDA	$25,916	$19,981	$15,342
Adjusted EBITDA from continuing operations	$24,673	$21,345	$16,598
Adjusted EBITDA from discontinued operations	$1,243	$(1,364)	$(1,256)
Acquisition-related adjustments decreased by $0.7 million in 2018 compared to 2017. The adjustments in 2018 and 2017 were to adjust the earnout consideration associated with business acquisitions.
Transformation and severance expenses increased $1.5 million in 2018 compared to 2017 and increased $0.3 million in 2017 compared to 2016. The increases in 2018 and 2017 were primarily the result of certain positions in the Company that were permanently eliminated.
Stock-based compensation decreased $2.0 million, or 28.3%, in 2018 compared to 2017 primarily due to lower compensation expense associated with our performance-based restricted stock units than in the prior year. Stock-based compensation increased $1.9 million, or 37.7%, in 2017 compared to 2016 due to the issuance in 2017 of performance-based equity grants whose value fluctuates with our stock price, and the appreciation of our stock price during the year.

Adjusted EBITDA by Segment
We include a detailed calculation of Adjusted EBITDA by segment in Note 2 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. A summary of Adjusted EBITDA by segment for the years ended December 31, 2018, 2017, and 2016 is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Recovery Audit Services – Americas	$35,118	$35,062	$31,251
Recovery Audit Services – Europe/Asia-Pacific	15,514	11,511	7,403
Adjacent Services	(2,450)	(5,448)	(3,354)
Subtotal for reportable segments	48,182	41,125	35,300
Corporate Support	(23,509)	(19,780)	(18,702)
Total for continuing operations	$24,673	$21,345	$16,598
Adjusted EBITDA in 2018 was $24.7 million, an increase of $3.3 million, or 15.6%, compared to 2017 Adjusted EBITDA of $21.3 million. Adjusted EBITDA in 2017 increased by $4.7 million, or 28.6%, compared to $16.6 million in 2016.
Recovery Audit Services - Americas Adjusted EBITDA was relatively unchanged in 2018 compared to 2017 and increased 12.2% in 2017 compared to 2016. The 2017 increase resulted primarily from increased revenue, including revenue from the C&CA acquired business, and other operational improvements implemented during the year. On an organic basis, 2017 Adjusted EBITDA in this segment increased by 8.2% compared to 2016.
Recovery Audit Services - Europe/Asia-Pacific Adjusted EBITDA increased 34.8% in 2018 compared to 2017. Adjusted EBITDA in this segment increased primarily as a result of increased revenue together with continued operational improvements. The 2017 increase resulted primarily from increased revenue, including revenue from the C&CA acquired business, and other operational improvements implemented during the year. On an organic basis, 2017 Adjusted EBITDA in this segment increased by 43.5% compared to 2016.
Adjacent Services Adjusted EBITDA increased 55% in 2018 compared to 2017 and declined 62.4% in 2017 compared to 2016. In 2018 the increase primarily resulted from increased revenue and operational improvements in the segment. The 2017 results are primarily related to Lavante operating costs that were included for the first three quarters in 2017, but not included in the first three quarters of 2016.  On an organic basis, 2017 Adjusted EBITDA in this segment increased by 22.3% compared to 2016.
Corporate Support Adjusted EBITDA declined by $3.7 million, or 18.9%, in 2018 compared to 2017 due mainly to investments in software and technology and the addition of sales and marketing personnel. Corporate Support Adjusted EBITDA declined by $1.1 million, or 5.8%, in 2017 compared to 2016 due mainly to the addition of sales personnel, increases in incentive compensation expenses and increased costs associated with business acquisition activities. On an organic basis, Adjusted EBITDA in this segment declined by 6.2% in 2017 compared to 2016.

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
As of December 31, 2018, we had $14.0 million in cash and cash equivalents and $21.6 million of borrowings under our revolving credit facility with SunTrust Bank ("SunTrust"). As of December 31, 2018, the limit on our revolving credit facility was $35.0 million and we had $13.4 million of availability for borrowings. As of December 31, 2018, the Company was in compliance with the covenants in its SunTrust credit facility. We amended the SunTrust credit facility in January 2014, December 2014, December 2016, May 2017, March 2018, September 2018 and November 2018 as further described in Secured Credit Facility below.

The $14.0 million in cash and cash equivalents includes $5.7 million held at banks in the U.S. and the remainder held at banks in other jurisdictions, primarily in the United Kingdom, Canada, India, and Australia. Certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our operations in the U.S., we may incur significant penalties and/or taxes to repatriate these funds. Generally, we have not provided for deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. However, we do not consider the earnings of our Canadian subsidiary to be permanently invested, and have provided deferred taxes relating to the potential repatriation of the funds held in Canada.
Our cash and cash equivalents as of December 31, 2018 included short-term investments of approximately $1.4 million, the majority of which was held at banks outside of the United States, primarily in Brazil and Canada.
Operating Activities. Net cash provided by operating activities was $2.4 million in 2018, $13.5 million in 2017 and $10.1 million in 2016. These amounts consist of two components, specifically, net income adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, impairment charges, and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net income	$4,593	$3,184	$905
Adjustments for certain non-cash items	14,889	12,813	11,307
	19,482	15,997	12,212
Changes in operating assets and liabilities	(17,051)	(2,537)	(2,094)
Net cash provided by operating activities	$2,431	$13,460	$10,118

Long term incentive payments of $6.4 million were made in 2018. On June 30, 2018, Stock Appreciation Rights (SARs) covering 200,000 shares of the Company's common stock vested and became payable to the Company’s Chief Executive Officer in cash in a lump sum equal to $1.0 million (less applicable tax withholding), which was paid in July 2018.
We have one client, The Kroger Co., that accounted for approximately 12% of our revenue in both 2018 and 2017 and approximately 11% of our revenue in 2016. The loss of any one of our major clients would negatively impact our operating cash flows and would potentially have a material adverse impact on our liquidity.
Investing Activities. Net cash used for capital expenditures was $10.4 million in 2018, $9.4 million in 2017 and $5.9 million in 2016. These capital expenditures primarily related to acquisitions and investments we made to upgrade our information technology infrastructure, develop our proprietary audit technologies, and develop our SaaS solutions.
Capital expenditures are discretionary and we currently expect to continue to make capital expenditures to develop our proprietary audit technologies, our SaaS solutions, and enhance our information technology infrastructure. Should we experience changes in our operating results, we may alter our capital expenditure plans.
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
Financing Activities. Net cash provided by financing activities was $3.0 million in 2018, primarily due to proceeds from our credit facility (net of repayments) of $8.0 million, and $4.4 million of proceeds from option exercises, partially offset by $4.1 million of payments for repurchases of common stock under our stock repurchase program, $4.0 million of payments for an acquisition earnout liability and $1.3 million of payments for stock repurchased from employees for withholding taxes associated with the vesting of equity awards. Net cash provided by financing activities was $11.0 million in 2017 and net cash used by financing activities was less than $0.1 million in 2016.
Secured Credit Facility
On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility initially consisted of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility was guaranteed by the Company and its material domestic subsidiaries and was secured by substantially all of our assets. The SunTrust term loan required quarterly principal payments of $0.8 million from March 2010 through December 2013, and a final principal payment of $3.0 million in January 2014 that we paid in December 2013.
On January 17, 2014, we entered into an amendment of the SunTrust credit facility that increased the committed credit facility from $15.0 million to $25.0 million, lowered the applicable margin to a fixed rate of 1.75%, eliminated the provision limiting availability under the credit facility based on eligible accounts receivable, increased our stock repurchase program limit, and extended the scheduled maturity of the credit facility to January 16, 2015 (subject to earlier termination as provided therein). We were required pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $25.0 million credit facility.
On December 23, 2014, we entered into an amendment of the SunTrust credit facility that reduced the committed revolving credit facility from $25.0 million to $20.0 million. Pursuant to the December 2014 amendment, the credit facility would bear interest at a rate per annum comprised of a specified index rate based on one-month LIBOR, plus an applicable margin (1.75% per annum). The index rate was determined as of the first business day of each calendar month. The credit facility included two financial covenants (a maximum leverage ratio and a minimum fixed charge coverage ratio) that would apply only if we had borrowings under the credit facility that arose or remained outstanding during the final 30 calendar days of any fiscal quarter. These financial covenants were also tested, on a modified pro forma basis, in connection with each new borrowing under the credit facility. This amendment also extended the scheduled maturity of the revolving credit facility to December 23, 2017 and lowered the commitment fee to 0.25% per annum, payable quarterly, on the unused portion of the revolving credit facility.
On December 21, 2016, we entered into an amendment of the SunTrust credit facility in order to clarify certain definitions and other terms of the facility.
On May 4, 2017, we entered into an amendment of the SunTrust credit facility, that, among other things, (i) increased the aggregate principal amount of the committed revolving credit facility from $20.0 million to $35.0 million through December 31, 2018, which amount was reduced to $30.0 million thereafter, (ii) extended the maturity date of the credit facility to December 31, 2019, (iii) added customary provisions to reflect European Union “bail-in” directive compliance language, and (iv) modified the financial covenants applicable to the Company during the remaining term of the credit facility by (A) revising the maximum leverage ratio and minimum fixed charge coverage ratio and (B) adding an additional financial covenant requiring the Company to maintain a minimum amount of consolidated adjusted EBITDA. In addition, the applicable margin used to determine the interest rate per annum on outstanding borrowings under the credit facility, and the ongoing commitment fee payable on the unused portion of the revolving credit facility commitment, both of which previously had been fixed percentages per annum, were amended and to both vary based upon our quarterly leverage ratio calculation under the SunTrust credit facility.
On March 21, 2018, the SunTrust credit facility was amended with respect to the calculation of consolidated adjusted EBITDA for financial covenant compliance. The debt covenant calculation was modified to include the cash component of stock-based compensation for 2017.
On September 28, 2018, the SunTrust credit facility was amended in order to expand the types of stock the Company could purchase as well as adjust the fixed coverage charge ratio. Under the amended terms, the Company could make restricted payments to purchase capital stock (other than disqualified stock). The fixed charge coverage ratio was reduced from 1.25 to 1.00 for the quarter ended September 30, 2018.
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

The SunTrust credit facility included customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, conduct of business, and transactions with affiliates. The negative covenants limited our ability, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on our capital stock. The financial covenants included in the credit facility set forth maximum leverage and minimum fixed charge coverage ratios and require maintenance of a minimum amount of consolidated adjusted earnings before interest, taxes, depreciation and amortization. In addition, the credit facility included customary events of default. Borrowing availability under the SunTrust credit facility at December 31, 2018 was $13.4 million. As of December 31, 2018, we had $21.6 million in outstanding borrowings under the SunTrust credit facility. The Company was in compliance with the covenants in its SunTrust credit facility as of December 31, 2018. The interest rate at December 31, 2018 was approximately 4.60% and the ongoing commitment fee was 0.25%.
On March 14, 2019, we entered into a credit agreement with Bank of America, N.A. to refinance our borrowing facility with SunTrust. Refer to Note 14 - Subsequent Events of the notes to the consolidated financial statements for a description of the credit agreement with Bank of America, N.A.
We believe that we will have sufficient borrowing capacity and cash generated from operations to fund our capital and operational needs for at least the next twelve months.
Stock Repurchase Program
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. Since 2014, the original authorization of the stock repurchase program, the Board of Directors has modified the program from time to time to increase the repurchase limit to $75 million and extend the expiration date to December 31, 2019. From the February 2014 announcement of the Company’s current stock repurchase program through December 31, 2018, the Company has repurchased 9.1 million shares of its common stock for an aggregate cost of $48.6 million. These shares were retired and accounted for as a reduction to Shareholders' equity in the Consolidated Balance Sheet. Direct costs incurred to acquire the shares are included in the total cost of the shares.
The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
Contractual Obligations and Other Commitments
As discussed in “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K, the Company has certain contractual obligations and other commitments. A summary of those commitments as of December 31, 2018 is as follows:

	Payments Due by Period (in thousands)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$21,600	$—	$21,600	$—	$—
Interest and commitment fee on Secured Credit Facility (1)	1,015	1,015	—	—	—
Operating lease obligations	14,320	4,975	7,130	1,653	562
Payments to Messrs. Cook and Toma (2)	326	66	141	84	35
Acquisition costs for earnout provision (3)	4,162	4,162	—	—	—
Severance	657	657	—	—	—
Total	$42,080	$10,875	$28,871	$1,737	$597

(1)
Represents the estimated commitment fee and interest due on the Secured Credit Facility using an interest rate as of December 31, 2018 and assuming borrowing under the SunTrust credit facility of $21.6 million. See Note 5 of the "Notes to Consolidated Financial Statements" for additional information regarding the Secured Credit Facility. On March 14, 2019, we entered into a credit agreement with Bank of America, N.A. to refinance our borrowing facility with SunTrust. See Note 14 for a description of the credit agreement with Bank of America, N.A.

(2)	Represents estimated reimbursements payable for healthcare costs incurred by these former executives.

(3)
This earnout provision is calculated using the present value of the expected (probability-weighted) payments based on the likelihood of achieving each of the financial performance targets. The remaining cash payments will total $8.5 million assuming that the full earnout amount is achieved (see Note 12 of the "Notes to the Consolidated Financial Statements" for additional information).

Off-Balance Sheet Arrangements
As of December 31, 2018, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
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

•
Revenue Recognition. The Company's policy is to recognize revenue in a way that depicts the transfer of promised goods or services to customers in a manner and amount that reflects the consideration to which the Company expects to be entitled in exchange for the transfer of goods or services promised to customers. To adhere to this core principle, the Company applies the following five steps: (a) identify contract(s) with a customer; (b) identify the performance obligations in a contract; (c) determine the transaction price; (d) allocate the transaction price to the performance obligations in a contract; and (e) recognize revenue when (or as) performance obligations are satisfied. The Company determines that the performance obligations have been satisfied when its customers obtain control of the goods or services as evidenced by the customer’s ability to direct the use, or the ability to receive substantially all of the remaining economic benefit, of the contract assets. Additionally, for purposes of determining the appropriate timing of recognition, revenue will be recognized over time or at a point in time based on an evaluation of the specific criteria that is to be achieved to meet the performance obligations of each contract.

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

•
Unbilled Receivables. Unbilled receivables relate to claims for which the Company's customers have received economic value and for which they acknowledge that the unbilled receivable has been earned but has not yet been billed. The Company typically invoices the customer in the subsequent month.

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

We are not required to calculate the fair value of our reporting units that hold goodwill unless we determine that it is more likely than not that the fair value of these reporting units is less than their carrying values. In this analysis, we consider a number of factors, including changes in our legal, business and regulatory climates, changes in competition or key personnel, macroeconomic factors impacting our Company or our clients, our recent financial performance and expectations of future performance and other pertinent factors. Based on these analyses, we determined that it was not necessary for us to perform the two-step process. We last used independent business valuation professionals to estimate fair value in the fourth quarter of 2010 and determined that fair value exceeded carrying value for all relevant reporting units. No impairment charges were necessary based on our internal calculations in the three years ended December 31, 2018.
We review the carrying value of long-lived assets such as property and equipment for impairment when events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, we will recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset. No impairment charges were necessary in the three years ended December 31, 2018.

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

We estimate the fair value of all time-vested options as of the date of grant using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, which we calculate based on the historical volatility of our common stock. We use a risk-free interest rate, based on the U.S. Treasury instruments in effect at the time of the grant, for the period comparable to the expected term of the option. We use the “simplified” method in estimating the expected term of options as we have concluded that our historical share option exercise experience is a less than reasonable basis upon which to estimate the expected term for our grants. We account for forfeitures as they occur rather than estimating expected forfeitures.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenue decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenue increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. In 2018, we recognized $18.8 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $1.9 million. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under our revolving credit facility, if any. We had $13.4 million of borrowing availability under our revolving credit facility as of December 31, 2018, and had $21.6 million borrowed under the facility as of that date. Interest on the amended credit facility is payable monthly and accrues at an index rate using the one-month LIBOR rate plus an applicable margin of 2.25%. Assuming full utilization of the credit facility, a hypothetical 100 basis point change in interest rates would result in an approximate $0.4 million change in annual pre-tax income.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
PRGX Global, Inc. and Subsidiaries
Atlanta, Georgia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of PRGX Global, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 18, 2019 expressed an unqualified opinion thereon.
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
/s/ BDO USA, LLP
Atlanta, Georgia
March 18, 2019

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Revenue, net of refund liabilities	$171,776	$161,620	$140,844
Operating expenses:
Cost of revenue	104,825	102,052	91,299
Selling, general and administrative expenses	50,456	46,941	39,399
Depreciation of property, equipment and software assets	7,370	4,569	5,033
Amortization of intangible assets	3,395	3,634	1,832
Acquisition-related adjustments (income) loss	(1,628)	(2,283)	—
Total operating expenses	164,418	154,913	137,563
Operating income from continuing operations	7,358	6,707	3,281

Foreign currency transaction losses (gains) on short-term intercompany balances	1,002	(2,190)	84
Interest expense	(1,824)	(1,785)	(107)
Interest income	161	246	260
Other loss (income)	21	(160)	(121)
Net income from continuing operations before income tax	4,672	7,518	3,471
Income tax expense	1,321	2,962	1,242
Net income from continuing operations	$3,351	$4,556	$2,229

Discontinued operations:
Income (loss) from discontinued operations	1,242	(1,372)	(1,324)
Income tax expense (benefit)	—	—	—
Net income (loss) from discontinued operations	1,242	(1,372)	(1,324)

Net income	$4,593	$3,184	$905

Basic earnings (loss) per common share (Note 3):
Basic earnings from continuing operations	$0.14	$0.21	$0.10
Basic earnings (loss) from discontinued operations	0.06	(0.06)	(0.06)
Total basic earnings per common share	$0.20	$0.15	$0.04

Diluted earnings (loss) per common share (Note 3):
Diluted earnings from continuing operations	$0.14	$0.21	$0.10
Diluted earnings (loss) from discontinued operations	0.06	(0.06)	(0.06)
Total diluted earnings per common share	$0.20	$0.15	$0.04

Weighted-average common shares outstanding (Note 3):
Basic	22,811	21,937	21,969
Diluted	23,434	22,111	22,016
See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$4,593	$3,184	$905
Foreign currency translation adjustments	1,128	(180)	(507)
Comprehensive income	$5,721	$3,004	$398

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$13,973	$18,823
Restricted cash	46	51
Receivables:
Contract receivables, less allowances of $1,024 in 2018 and $1,499 in 2017
Billed	43,878	36,058
Unbilled	2,987	2,709
	46,865	38,767
Employee advances and miscellaneous receivables, less allowances of $176 in 2018 and $292 in 2017	567	1,665
Total receivables	47,432	40,432
Prepaid expenses and other current assets	3,144	4,608
Total current assets	64,595	63,914

Property, equipment and software:
Computer and other equipment	20,517	32,655
Furniture and fixtures	1,694	2,761
Leasehold improvements	3,463	3,916
Software	39,578	34,234
	65,252	73,566
Less accumulated depreciation and amortization	(43,224)	(56,088)
Property and equipment, net	22,028	17,478

Goodwill (Note 4)	17,531	17,648
Intangible assets, less accumulated amortization of $43,370 in 2018 and $40,461 in 2017	14,945	18,478
Unbilled receivables	1,608	894
Deferred income taxes (Note 7)	3,561	1,538
Other assets	561	268
Total assets	$124,829	$120,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,515	$8,548
Accrued payroll and related expenses	15,073	13,078
Refund liabilities	6,497	7,864
Deferred revenue	2,428	1,431
Current portion of debt (Note 5)	48	48
Current portion of long-term incentive compensation liability	—	5,116
Business acquisition obligations (Notes 1 and 12)	4,162	3,759
Total current liabilities	35,723	39,844

Long-term debt (Note 5)	21,553	13,526
Noncurrent business acquisition obligations (Notes 1 and 12)	—	5,135
Refund liabilities	100	957
Deferred income taxes (Note 7)	666	—
Other long-term liabilities	458	442
Total liabilities	58,500	59,904

Commitments and contingencies (Notes 2, 5, 6, 9 and 10)

Shareholders’ equity (Notes 9 and 11):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 23,186,258 shares issued and outstanding at December 31, 2018 and 22,419,417 shares issued and outstanding at December 31, 2017	232	224
Additional paid-in capital	582,574	580,032
Accumulated deficit	(515,456)	(520,049)
Accumulated other comprehensive income	(1,021)	107
Total shareholders’ equity	66,329	60,314
Total liabilities and shareholders’ equity	$124,829	$120,218
See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2018, 2017 and 2016
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2015	22,681,656	$227	$575,532	$(524,138)	$794	$52,415
Net income	—	—	—	905	—	905
Foreign currency translation adjustments	—	—	—	—	(507)	(507)
Issuances of common stock:
Restricted shares remitted by employees for taxes	(20,829)	—	(217)	—	—	(217)
Stock option exercises	90,496	—	320	—	—	320
Repurchases of common stock	(905,403)	(9)	(3,763)	—	—	(3,772)
Stock-based compensation expense	—	—	3,246			3,246
Balance at December 31, 2016	21,845,920	218	575,118	(523,233)	287	52,390
Net income	—	—	—	3,184	—	3,184
Foreign currency translation adjustments	—	—	—	—	(180)	(180)
Issuances of common stock:
Restricted share awards	381,059	4	(4)			—
Restricted shares remitted by employees for taxes	(15,006)	—	(100)	—	—	(100)
Stock option exercises	225,043	2	1,170	—	—	1,172
Forfeited restricted share awards	(27,599)			—	—	—
Stock-based compensation expense	—	—	3,848	—	—	3,848
Balance at December 31, 2017	22,419,417	224	580,032	(520,049)	107	60,314
Net income	—	—	—	4,593	—	4,593
Foreign currency translation adjustments	—	—	—	—	(1,128)	(1,128)
Issuances of common stock:
Restricted share awards	331,333	3	(3)	—	—	—
Restricted shares remitted by employees for taxes	(155,329)	(2)	(1,279)	—	—	(1,281)
Stock option exercises	676,649	7	4,415	—	—	4,422
Performance-based restricted stock unit settlement	483,623	5	(5)			—
Restricted stock unit settlement	18,934			—	—	—
Forfeited restricted share awards	(148,083)	(1)	1	—	—	—
Repurchase of common stock	(440,286)	(4)	(4,065)			(4,069)
Stock-based compensation expense	—	—	3,592	—	—	3,592
Other activities			(114)			(114)
Balance at December 31, 2018	23,186,258	$232	$582,574	$(515,456)	$(1,021)	$66,329
See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$4,593	$3,184	$905
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,766	8,203	6,879
Amortization of deferred loan costs	53	85	60
Noncash interest expense	961	1,215	—
Stock-based compensation expense	5,056	7,052	5,123
Other loss from sale of assets	—	—	22
Foreign currency transaction losses (gains) on short-term intercompany balances	1,002	(2,190)	84
Income taxes	(1,321)	731	(861)
Changes in fair value of contingent consideration	(1,628)	(2,283)	—
Changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	5	(4)	1
Billed receivables	(8,639)	(3,949)	(3,339)
Unbilled receivables	(992)	(469)	(509)
Prepaid expenses and other current assets	2,404	(417)	(1,506)
Other assets	(229)	(57)	(65)
Accounts payable and accrued expenses	(3,275)	815	1,218
Accrued payroll and related expenses	778	975	2,606
Refund liabilities	(2,112)	115	67
Deferred revenue	1,036	101	(5)
Long-term incentive compensation payout	(6,378)	—	—
Other long-term liabilities	351	353	(562)
Net cash provided by operating activities	2,431	13,460	10,118
Cash flows from investing activities:
Business acquisition, net of cash acquired	19	(10,128)	(3,669)
Capital expenditures for property, equipment and software, net of disposal proceeds	(10,398)	(9,355)	(5,887)
Net cash used in investing activities	(10,379)	(19,483)	(9,556)
Cash flows from financing activities:
Repayments of long-term debt	(13,500)	66	—
Payment of deferred loan costs	(38)	(155)	—
Proceeds from credit facility	21,500	10,000	3,600
Payment of earnout liability related to business acquisitions	(4,000)	—	—
Repurchases of common stock	(4,069)	—	(3,772)
Restricted stock repurchased from employees for withholding taxes	(1,281)	(100)	(218)
Proceeds from option exercises	4,422	1,172	326
Net cash provided by (used in) financing activities	3,034	10,983	(64)
Effect of exchange rates on cash and cash equivalents	64	(1,860)	103
Net (decrease) increase in cash and cash equivalents	(4,850)	3,100	601
Cash and cash equivalents at beginning of period	18,823	15,723	15,122
Cash and cash equivalents at end of period	$13,973	$18,823	$15,723

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$681	$434	$60
Cash paid during the period for income taxes, net of refunds received	$3,255	$2,929	$1,407

Noncash investing activities:
Fair value of contingent consideration liabilities at the date of acquisition	$—	$5,954	$3,834
Capital expenditures for property, equipment, and software not paid by year-end	$1,954	$365	$203
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
Basis of Presentation
During the fourth quarter of 2015 we discontinued the Healthcare Claims Recovery Audit ("HCRA") business. The results of our continuing and discontinued operations for the years ended December 31, 2018, 2017 and 2016 are presented in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations.
The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Subsequent events have been considered, and the appropriate changes have been made to our financial statements as of December 31, 2018 as required under U.S. generally accepted accounting principles (“GAAP”), through the date of filing this Annual Report on Form 10-K. Refer to Note 14 - Subsequent Event for a description of the credit agreement we entered into with Bank of America, N.A. on March 14, 2019.
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. GAAP. Actual results could differ from those estimates.
(b) Revenue Recognition, Billed and Unbilled Receivables, and Refund Liabilities
Revenue Recognition, Billed and Unbilled Receivables
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

extent such performance obligations have been satisfied. A misapplication of this judgment could result in inappropriate recognition of revenue.
Revenue is recognized over time, on an invoice basis for the Company's recovery audit contracts, which is approximately 96% of consolidated revenue for the year ended December 31, 2018. The Company has adopted the Invoicing Expedient as provided for in FASB Accounting Standards Codification ("ASC") Topic 606, which allows for the recognition of revenue for an amount that an entity has a right to invoice its customer. It is management’s conclusion that the Company's right to consideration from its customers corresponds directly to the value provided to customers from its performance to-date, as represented by billable recoveries. A recovery is billable when it is determined that the customer has received the economic benefit from the service (generally through credits taken against existing accounts payable due to, or refund checks received from, the customer’s vendors). The manner in which a claim is recovered by a client often is dictated by industry practice. Many clients establish specific procedural guidelines that must be satisfied prior to submitting claims for client approval, and these guidelines are unique to each client.
On occasion, it is possible that a transaction has met the core principle for revenue recognition, but the Company does not recognize revenue until the customary business practices and processes specific to that client have been completed. Historically, there has been a certain amount of recovery audit revenue with respect to which, even though the Company has met the requirements of its revenue recognition policy, its clients’ vendors ultimately have rejected the claims underlying the revenue. In that case, the Company's clients may request a refund or offset of such amount even though the fees may have been previously collected. These refunds are accounted for as a variable consideration. The Company provides refund liabilities for these reductions in the economic value previously received by its clients with respect to vendor claims that have been identified and for which revenue has been previously recognized. The Company computes an estimate of its refund liabilities at any given time based on actual historical refund data.
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
Contract Balances

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2018 and December 31, 2017, we had the following balances (in thousands) included in our Consolidated Balance Sheets that relate to contracts with our clients.

	12/31/2018	12/31/2017	Change
Contract receivables from billed revenue	$43,878	$36,058	$7,820
Contract receivables from unbilled revenue	2,987	2,709	278
Deferred revenue	(2,428)	(1,431)	(997)
Refund liabilities	6,497	7,864	(1,367)
The increase in our contract receivables balance from billed revenues at December 31, 2018 compared to December 31, 2017 is mainly due to higher revenue generated in the fourth quarter of fiscal year 2018 compared with the revenue generated in the fourth quarter of fiscal year 2017. This year-over-year increase in fourth quarter revenue is primarily due to higher revenue generated from our UK retail recovery audit business, as well as additional revenue contributed from businesses acquired in fiscal years 2016 and 2017. We recognized revenue, net of refund liabilities of $171.8 million in fiscal year 2018 and $161.6 million in fiscal year 2017, an increase of $10.2 million, which included additional revenue of $2.9 million from our C&CA business acquired in fiscal year 2017 and $0.3 million from our Lavante business acquired in fiscal year 2016.
The increase in our contract receivables balance from unbilled revenues at December 31, 2018 compared to December 31, 2017, is mainly due to the timing of revenue earned that was not yet billable to our clients that have scheduled billing arrangements as part of our contractual terms.
The increase in our deferred revenue balance at December 31, 2018 compared to December 31, 2017 is mainly due to an increase in revenue generated in fiscal year 2018 from our subscription services offerings for our SIM and PRGX OPTIX® solutions as a result of increased market acceptance of those product offerings in fiscal year 2018. We recognized $1.2 million in fiscal year 2018 that was included in deferred revenue as of December 31, 2017.
The decrease in our refund liabilities balance at December 31, 2018 compared to December 31, 2017 is mainly due to the change in methodology used to determine refund liabilities as of December 31, 2018 as described in the section entitled Refund Liabilities below.
Disaggregation of Revenue
We depict revenue earned by country and by reporting segment in our Operating Segments and Related Information disclosure. Refer to Note 2 of the Notes to our Consolidated Financial Statements for further information pertaining to our disaggregation of revenue.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The $14.0 million in cash and cash equivalents as of December 31, 2018 includes $5.7 million held in the U.S., $1.2 million held in Canada, and $7.1 million held in other foreign jurisdictions, primarily in the United Kingdom, India, and Australia. Our cash and cash equivalents included short-term investments of approximately $1.4 million as of December 31, 2018 and $1.9 million as of December 31, 2017, all of which were held at banks outside of the United States, primarily in Brazil and Canada.
(d) Fair Value of Financial Instruments
We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled receivables, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items.
We record bank debt, if any, as of the period end date based on the effective borrowing rate and repayment terms when originated. As of December 31, 2018, we had $21.6 million in bank debt outstanding. As of December 31, 2017, we had $13.6 million in bank debt outstanding. We believe the carrying value of the bank debt approximates its fair value. We considered the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).
We had $4.2 million of business acquisition obligations as of December 31, 2018, and $8.9 million as of December 31, 2017. Our business acquisition obligations represent the fair value of deferred consideration and earnout payments estimated to be due as of the date for which we recorded these amounts. We determine the preliminary estimated fair values based on our projections of future revenue and profits or other factors used in the calculation of the ultimate payment to be made. The discount rate that we use to value the liability is based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).
We state certain assets at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States of America. Generally, these assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
(e) Property and Equipment
We report property and equipment at cost or estimated fair value at acquisition date and depreciate them over their estimated useful lives using the straight-line method. Our useful lives for fixed assets are three years for computer laptops, four years for desktops, five years for IT server, storage and network equipment, five years for furniture and fixtures and three years for purchased software. We amortize leasehold improvements using the straight-line method over the shorter of the lease term or ten years. Depreciation expense from continuing operations was $7.4 million in 2018, $4.6 million in 2017 and $5.0 million in 2016.
We review the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, we will recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset. No impairment charges were necessary in the three years ended December 31, 2018.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, we will recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset.
We consider software development activities to be research and development costs and expense them as incurred. However, we capitalize the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed or that will be used in our operations beginning when technological feasibility has been established. We consider the costs associated with developing or replacing methodologies to be development costs. Development costs were approximately $8.3 million in 2018, $1.2 million in 2017 and $1.6 million in 2016.
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
We are not required to calculate the fair value of our reporting units that hold goodwill unless we determine that it is more likely than not that the fair value of these reporting units is less than their carrying values. In this analysis, we consider a number of factors, including changes in our legal, business and regulatory climates, changes in competition or key personnel, macroeconomic factors impacting our company or our clients, our recent financial performance and expectations of future performance and other pertinent factors. Based on these analyses, we determined that it was not necessary for us to perform the two-step process. No impairment charges were necessary based on our internal assessments in the three years ended December 31, 2018.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
(l) Stock-Based Compensation
We account for awards of equity instruments issued to employees and directors under the fair value method of accounting and recognize such amounts in our Consolidated Statements of Operations. We measure compensation expense for time-based all stock-based awards at fair value on the date of grant and recognize compensation expense, less actual forfeitures, in our Consolidated Statements of Operations using the straight-line method over the service period over which we expect the awards to vest. We recognize compensation expense for awards with performance conditions based on the probable outcome of the performance conditions. We accrue compensation expense if we believe it is probable that the performance condition(s) will be achieved and do not accrue compensation expense if we believe it is not probable that the performance condition(s) will be achieved. In the event that it becomes probable that performance condition(s) will no longer be achieved, we reverse all of the previously recognized compensation expense in the period such a determination is made.
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
We estimate the fair value of nonvested stock awards (restricted stock and restricted stock units) as being equal to the market value of the common stock on the date of the award. We classify our share-based payments as either liability-classified awards or as equity-classified awards. We remeasure liability-classified awards to fair value at each balance sheet date until the award is settled. We measure equity-classified awards at their grant date fair value and do not subsequently remeasure them. We have classified our share-based payments which are settled in our common stock as equity-classified awards and our share-based payments that are settled in cash as liability-classified awards. Compensation expense related to equity-classified awards generally are equal to the fair value of the award at grant-date amortized over the vesting period of the award. The liability for liability-classified awards generally is equal to the fair value of the award as of the balance sheet date multiplied by the percentage vested at the time. We record the change in the liability amount from one balance sheet date to another to compensation expense.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
FASB ASU No. 2016-02 - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The standard is effective for the first interim period within annual periods beginning after December 15, 2018, which will be January 1, 2019, for the Company. The standard is required to be adopted using a modified retrospective approach. The Company has applied the provisions of the new leasing standard at the effective date (January 1, 2019) rather than at the beginning of the earliest period presented under the transition method provided, and will recognize a cumulative-effect adjustment to the opening balance sheet on that date. The Company has made a policy decision to include all payments as lease payments for each category of listed assets with the exception of computer equipment. Computer equipment will be bifurcated between the lease payment and the contracted maintenance payment. This standard will become effective in the first quarter of 2019.
The Company has implemented a third-party supported software solution to manage and account for leases under the new standard. The Company has also established a new lease accounting process and has designed new internal controls for that process. The Company plans on electing the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company does not plan to elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets. The Company expects the adoption of this standard to increase lease assets and lease liabilities by approximately $13 million. The adoption of this standard is not expected to have a material impact on the Company's net income or its cash flow.

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
Discontinued Operations - In the fourth quarter of 2015, PRGX entered into agreements with third parties to fulfill its Medicare recovery audit contractor ("RAC") program subcontract obligations to audit Medicare payments and provide support for claims appeals and assigned its remaining Medicaid contract to another party. One of the third-party Medicare RAC-related contracts has been settled and the results are reflected in these financial statements. The Company will continue to incur certain

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

expenses until the remaining Medicare RAC contracts are concluded. As part of discontinuing the HCRA business, the Company has an accrual for outstanding Medicare RAC appeals of approximately $2.0 million and a receivable of approximately $1.7 million for unpaid claims as of December 31, 2018. The HCRA services business has been reported as Discontinued Operations in accordance with US GAAP. One of the third-party contracts have been settled and the results are reflected in these financial statements.
Discontinued operations information for the years ended December 31, 2018, 2017 and 2016 (in thousands) is as follows:

Results of Discontinued Operations (in thousands)	Years Ended December 31,
	2018	2017	2016
Revenue, net of refund liability	$959	$—	$(14)
Cost of sales (adjustments)	(300)	1,350	1,112
Selling, general and administrative expense	16	14	184
Depreciation of property, equipment and software assets	1	8	14
Pretax income (loss) from discontinued operations before income taxes	1,242	(1,372)	(1,324)
Income tax expense	—	—	—
Net income (loss) from discontinued operations	$1,242	$(1,372)	$(1,324)
The following table presents the discontinued operations of the HCRA services business in the Consolidated Statements of Cash Flows, for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net cash used in operating activities	$(1,484)	$(1,364)	$(1,309)
Net cash used in investing activities	—	—	—
Net cash provided by financing activities	—	—	—
Increase (decrease) in cash and cash equivalents	$(1,484)	$(1,364)	$(1,309)
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the years ended December 31, 2018, 2017 and 2016 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
2018
Revenue, net of refund liabilities	$115,920	$49,526	$6,330	$—	$171,776

Net income from continuing operations					$3,351
Income tax expense					1,321
Interest expense, net					1,663
EBIT	$26,602	$12,413	$(5,231)	$(27,449)	6,335
Depreciation of property, equipment and software assets	5,545	683	1,142	—	7,370
Amortization of intangible assets	1,664	172	1,559	—	3,395
EBITDA	33,811	13,268	(2,530)	(27,449)	17,100
Foreign currency transaction losses (gains) on short-term intercompany balances	367	1,044	14	(423)	1,002
Acquisition-related adjustments (income) loss	—	—	—	(1,628)	(1,628)
Transformation and severance expenses	944	1,194	66	918	3,122
Other (income) loss	(4)	8	—	17	21
Stock-based compensation	—	—	—	5,056	5,056
Adjusted EBITDA	$35,118	$15,514	$(2,450)	$(23,509)	$24,673

Capital expenditures	$2,050	$1,200	$257	$6,891	$10,398

Allocated assets	$71,211	$26,147	$7,294	$—	$104,652

Unallocated assets:
Cash and cash equivalents	—	—	—	13,973	13,973
Restricted cash	—	—	—	46	46
Deferred income taxes	—	—	—	3,561	3,561
Prepaid expenses and other assets	—	—	—	910	910
Discontinued operations	—	—	—	1,687	1,687
Total assets	$71,211	$26,147	$7,294	$20,177	$124,829

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
2017
Revenue, net of refund liabilities	$113,122	$44,372	$4,126	$—	$161,620

Net income from continuing operations					$4,556
Income tax expense					2,962
Interest expense, net					1,539
EBIT	$29,163	$11,700	$(7,942)	$(23,864)	9,057
Depreciation of property, equipment and software assets	3,165	599	805	—	4,569
Amortization of intangible assets	1,919	142	1,573	—	3,634
EBITDA	34,247	12,441	(5,564)	(23,864)	17,260
Foreign currency transaction (gains) losses on short-term intercompany balances	(249)	(1,769)	(9)	(163)	(2,190)
Acquisition-related adjustments (income) loss	—	—	—	(2,283)	(2,283)
Transformation and severance expenses	313	655	320	378	1,666
Other (income) loss	751	184	(195)	(900)	(160)
Stock-based compensation	—	—	—	7,052	7,052
Adjusted EBITDA	$35,062	$11,511	$(5,448)	$(19,780)	$21,345

Capital expenditures	$2,389	$2,383	$1,335	$3,248	$9,355

Allocated assets	$65,397	$22,474	$9,486	$—	$97,357

Unallocated assets:
Cash and cash equivalents	—	—	—	18,823	18,823
Restricted cash	—	—	—	51	51
Deferred loan costs	—	—	—	—	—
Deferred income taxes	—	—	—	1,538	1,538
Prepaid expenses and other assets	$—	$—	$—	910	910
Discontinued operations	$—	$—	$—	$1,539	$1,539
Total assets	$65,397	$22,474	$9,486	$22,861	$120,218

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
2016
Revenue, net of refund liabilities	$99,861	$37,335	$3,648	$—	$140,844

Net income from continuing operations					$2,229
Income tax expense					1,242
Interest income, net					(153)
EBIT	$25,476	$6,455	$(4,617)	$(23,996)	3,318
Depreciation of property, equipment and software assets	3,750	529	754	—	5,033
Amortization of intangible assets	1,477	—	355	—	1,832
EBITDA	30,703	6,984	(3,508)	(23,996)	10,183
Foreign currency transaction losses (gains) on short-term intercompany balances	31	107	17	(71)	84
Transformation and severance expenses	517	312	258	242	1,329
Other income	—	—	(121)	—	(121)
Stock-based compensation	—	—	—	5,123	5,123
Adjusted EBITDA	$31,251	$7,403	$(3,354)	$(18,702)	$16,598

Capital expenditures	$4,393	$600	$894	$—	$5,887

Allocated assets	$47,690	$14,813	$10,532	$—	$73,035

Unallocated assets:
Cash and cash equivalents	—	—	—	15,723	15,723
Restricted cash	—	—	—	47	47
Deferred income taxes	—	—	—	2,269	2,269
Prepaid expenses and other assets	—	—	—	800	800
Discontinued operations				1,600	1,600
Total assets	$47,690	$14,813	$10,532	$20,439	$93,474

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents revenue by country based on the location of clients served (in thousands):

	Years Ended December 31,
	2018	2017	2016
United States	$100,458	$93,447	$80,857
United Kingdom	27,774	23,408	17,501
Canada	14,700	14,375	14,531
Australia	8,397	8,732	7,354
France	6,721	5,987	6,934
Mexico	3,793	5,385	4,900
Brazil	1,799	2,053	1,169
Spain	1,443	1,127	964
Hong Kong	1,219	889	824
Thailand	1,094	699	654
Ireland	741	929	337
Colombia	465	709	583
New Zealand	338	899	979
Other	2,834	2,981	3,257
	$171,776	$161,620	$140,844
The following table presents long-lived assets by country based on the location of the asset (in thousands):

	December 31,
	2018	2017
United States	$34,236	$47,371
UK	2,909	5,510
All Other	395	1,125
	$37,540	$54,006
One client, The Kroger Co., accounted for approximately 12% of revenue from continuing operations in 2018 and 2017, and approximately 11% of revenue from continuing operations in 2016.
(3) EARNINGS (LOSS) PER COMMON SHARE
The following tables set forth the computations of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Years Ended December 31,
Basic earnings (loss) per common share:	2018	2017	2016
Numerator:
Net income from continuing operations	$3,351	$4,556	$2,229
Net income (loss) from discontinued operations	$1,242	$(1,372)	$(1,324)

Denominator:
Weighted-average common shares outstanding	22,811	21,937	21,969

Basic earnings per common share from continuing operations	$0.14	$0.21	$0.10
Basic earnings (loss) per common share from discontinued operations	$0.06	$(0.06)	$(0.06)

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
Diluted earnings (loss) per common share:	2018	2017	2016
Numerator:
Net income from continuing operations	$3,351	$4,556	$2,229
Net income (loss) from discontinued operations	$1,242	$(1,372)	$(1,324)

Denominator:
Weighted-average common shares outstanding	22,811	21,937	21,969
Effect of dilutive securities from stock-based compensation plans	623	174	47
Denominator for diluted earnings per common share	23,434	22,111	22,016

Diluted earnings per common share from continuing operations	$0.14	$0.21	$0.10
Diluted earnings (loss) per common share from discontinued operations	$0.06	$(0.06)	$(0.06)
Weighted-average shares outstanding excludes antidilutive shares underlying options that totaled 0.9 million, 2.3 million, and 2.9 million shares, respectively, from the computation of diluted earnings per common share for the years ended December 31, 2018, 2017, and 2016.

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
Goodwill by reportable segments during 2018 and 2017 was as follows (in thousands):

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Total
Balance, January 1, 2017	$10,755	$680	$2,388	$13,823
Goodwill recorded in connection with business combinations	2,685	869	140	3,694
Foreign currency translation	—	131	—	131
Balance, December 31, 2017	13,440	1,680	2,528	17,648
Goodwill recorded in connection with business combinations	(20)	—	—	(20)
Foreign currency translation	—	(97)	—	(97)
Balance, December 31, 2018	$13,420	$1,583	$2,528	$17,531
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
(b) Intangible Assets
Intangible assets consist principally of amounts we have assigned to customer relationships, trademarks, non-compete agreements and trade names in conjunction with business acquisitions. Certain of our intangible assets associated with acquisitions of assets or businesses by our foreign subsidiaries are denominated in the local currency of such subsidiary and therefore are subject to foreign currency ("FX") adjustments. We present the amounts for these transactions in United States dollars utilizing foreign currency exchange rates as of the respective balance sheet dates.
Amortization expense relating to intangible assets was $3.4 million in 2018, $3.6 million in 2017 and $1.8 million in 2016. As of December 31, 2018 and based on our current amortization methods and current levels of intangible assets, we project amortization expense relating to intangible assets for the next five years will be $3.5 million in 2019, $3.1 million in 2020, $1.7 million in 2021, $0.7 million in 2022 and $0.7 million in 2023. We use accelerated amortization methods for customer relationships and trade names, and straight-line amortization for non-compete agreements and trademarks.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in noncurrent intangible assets during 2018 and 2017 were as follows (in thousands):

	Customer Relationships	Trademarks	Non- compete Agreements	Software	Trade Names	Total
Gross carrying amount:
Balance, January 1, 2017	$36,573	$853	$1,322	$6,178	$2,200	$47,126
Acquisition of C&CA Assets	9,556	135	1,232	—	—	10,923
FX adjustments and other	777	38	75	—	—	890
Balance, December 31, 2017	46,906	1,026	2,629	6,178	2,200	58,939
FX adjustments and other	(547)	138	(51)	(164)	—	(624)
Balance, December 31, 2018	$46,359	$1,164	$2,578	$6,014	$2,200	$58,315
Accumulated amortization:
Balance, January 1, 2017	$(31,481)	$(853)	$(1,322)	$(272)	$(2,200)	$(36,128)
Amortization expense	(1,796)	(22)	(204)	(1,612)	—	(3,634)
FX adjustments and other	(585)	(38)	(76)	—	—	(699)
Balance, December 31, 2017	(33,862)	(913)	(1,602)	(1,884)	(2,200)	(40,461)
Amortization expense	(1,607)	(67)	(246)	(1,475)	—	(3,395)
FX adjustments and other	409	(22)	51	48	—	486
Balance, December 31, 2018	$(35,060)	$(1,002)	$(1,797)	$(3,311)	$(2,200)	$(43,370)
Net carrying amount:
Balance, December 31, 2017	$13,044	$113	$1,027	$4,294	$—	$18,478
Balance, December 31, 2018	$11,299	$162	$781	$2,703	$—	$14,945
Estimated useful life (years)	10-15 years	4-5 years	5 years	4 years	4-5 years

(5) DEBT
Debt issuance costs on the balance sheet are presented as a direct deduction from the related debt liability, rather than represented as a separate asset. Long-term debt as of December 31, 2018 and 2017 consists of the following (in thousands):

	As of December 31
	2018			2017
	Gross	DFC (1)	Net	Gross	DFC	Net
Revolving Facility	$21,600	$(65)	$21,535	$13,600	$(131)	$13,469
Capital lease obligations	66	—	66	105	—	105
Total long term debt	21,666	(65)	21,601	13,705	(131)	13,574
Less: Current portion of long-term debt	48	—	48	48	—	48
Long-term debt, excluding current portion	$21,618	$(65)	$21,553	$13,657	$(131)	$13,526

(1)	DFC refers to deferred financing costs related to the Company's long-term debt.

On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility initially consisted of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility was guaranteed by the Company and its domestic subsidiaries and was secured by substantially all of our assets.
The SunTrust credit facility has been modified from time to time through various amendments since January 2010. Included in these amendments was the refinancing of the committed credit facility in 2014, and clarification of certain

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

definitions and other terms of the facility in 2016. The refinancing resulted in an extended maturity date of December 23, 2017, as well as a lower interest rate. Pursuant to the December 2014 amendment, the credit facility would bear interest at a rate per annum comprised of a specified index rate based on one-month LIBOR, plus an applicable margin (1.75% per annum). The index rate was determined as of the first business day of each calendar month. PRGX was required to pay a commitment fee, payable quarterly, on the unused portion of the credit facility.
On May 4, 2017, we entered into an amendment of the SunTrust credit facility, that, among other things, (i) increased the aggregate principal amount of the committed revolving credit facility from $20.0 million to $35.0 million through December 31, 2018, which was reduced to $30.0 million thereafter, (ii) extended the maturity date of the credit facility to December 31, 2019, (iii) added customary provisions to reflect European Union “bail-in” directive compliance language, and (iv) modified the financial covenants applicable to the Company during the remaining term of the credit facility by (A) revising the maximum leverage ratio and minimum fixed charge coverage ratio and (B) adding an additional financial covenant requiring the Company to maintain a minimum amount of consolidated adjusted EBITDA. In addition, the applicable margin used to determine the interest rate per annum on outstanding borrowings under the credit facility, and the ongoing commitment fee payable on the unused portion of the revolving credit facility commitment, both of which previously had been fixed percentages per annum, were amended and to both vary based upon our quarterly leverage ratio calculation under the SunTrust credit facility. The applicable margin per annum on interest accruing on all borrowings under the credit facility outstanding on or after May 4, 2017, and the applicable percentage per annum commitment fee accruing on and after that date, respectively were determined as follows:

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
On September 28, 2018, the SunTrust credit facility was amended in order to expand the types of stock the Company could purchase as well as adjust the fixed coverage charge ratio. Under the amended terms, the Company could make restricted payments to purchase capital stock (other than disqualified stock). The fixed charge coverage ratio was reduced from 1.25 to 1.00 for the quarter ending September 30, 2018.
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
As of December 31, 2018 there was $21.6 million in debt outstanding under the SunTrust credit facility that would be due December 31, 2019. The amount available for additional borrowing under the SunTrust credit facility was $13.4 million as of December 31, 2018. Based on the terms of the credit facility, as amended, the applicable interest rate at December 31, 2018 was approximately 4.60%. As of December 31, 2018, the Company was required to pay a commitment fee of 0.25% per annum, payable quarterly, on the unused portion of the revolving SunTrust credit facility.
The SunTrust credit facility included customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, conduct of business, and transactions with affiliates. The negative covenants limited the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the credit facility set forth maximum leverage and minimum fixed charge coverage ratios and require maintenance of a minimum amount of consolidated adjusted earnings before interest, taxes, depreciation and amortization. In addition, the credit facility included customary events of default. The Company was in compliance with the covenants in the SunTrust credit facility as of December 31, 2018.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On March 14, 2019, we entered into a credit agreement with Bank of America, N.A. Refer to Note 14 - Subsequent Event of the notes to the Company's consolidated financial statements for a description of the credit agreement with Bank of America, N.A.
Future Commitments
The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s capital lease agreements for each of the fiscal years presented in the table below (in thousands):

Year Ended December 31
2019	$21,661
2020	5
Total	$21,666
(6) LEASE COMMITMENTS
PRGX is committed under noncancelable lease arrangements for facilities and equipment. Rent expense, excluding costs associated with the termination of noncancelable lease arrangements, was $4.9 million in 2018, $5.1 million in 2017 and $3.9 million in 2016.
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
Future minimum lease payments under noncancelable operating leases including the amended lease for our principal executive offices, are as follows (in thousands):

Year Ending December 31,	Gross	Sublease Income	Amount
2019	$4,974	$(72)	$4,902
2020	3,882	(74)	3,808
2021	3,248	(77)	3,171
2022	1,168	—	1,168
2023	488	—	488
Total payments	$13,760	$(223)	$13,537
(7) INCOME TAXES
Income (loss) before income taxes from continuing operations relate to the following jurisdictions (in thousands):

	Years Ended December 31,
	2018	2017	2016
United States	$(4,673)	$(6,502)	$(5,306)
Foreign	9,345	14,020	8,777
	$4,672	$7,518	$3,471

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provision for income taxes for continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	70	1	—
Foreign	2,920	2,230	2,103
	2,990	2,231	2,103
Deferred:
Federal	(145)	(155)	—
State	—	—	—
Foreign	(1,524)	886	(861)
	(1,669)	731	(861)
Total	$1,321	$2,962	$1,242

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The significant differences between the U.S. federal statutory tax rate and the Company’s effective income tax expense for earnings (in thousands) are as follows:

	Years Ended December 31,
	2018	2017	2016
Statutory federal income tax rate	$981	$2,631	$1,180
State income taxes, net of federal effect	(285)	(62)	(173)
Net operating loss limitation	—	2,975	—
Adjustment to deferred taxes	939	301	(4,103)
Change in deferred tax asset valuation allowance	(2,867)	(15,338)	4,877
Change in tax law	(992)	13,850	—
Foreign tax rate differential	1,306	(899)	(1,153)
Compensation and equity adjustments	1,474	—	113
Acquisition earnout adjustment	(320)	87	60
Other permanent differences	183	(682)	—
Withholding taxes	591	342	441
Changes in uncertain tax positions	19	(429)	—
Return to provision adjustments	257	155	—
Other, net	35	31	—
Total	$1,321	$2,962	$1,242

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2018	2017
Deferred income tax assets:
Accounts payable and accrued expenses	$714	$1,215
Accrued payroll and related expenses	2,315	1,691
Stock-based compensation expense	2,336	3,508
Depreciation of property and equipment	853	1,711
Capitalized software	119	—
Unbilled receivables and refund liabilities	97	1,811
Operating loss carry-forwards of foreign subsidiary	9,484	11,000
Federal operating loss carry-forwards	17,109	17,161
State operating loss carry-forwards	4,537	3,591
Other	1,624	376
Gross deferred tax assets	39,188	42,064
Less valuation allowance	31,597	34,776
Gross deferred tax assets net of valuation allowance	7,591	7,288
Deferred income tax liabilities:
Intangible assets	1,269	1,987
Capitalized software	—	29
Other	3,427	3,734
Gross deferred tax liabilities	4,696	5,750
Net deferred tax assets	$2,895	$1,538

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our reported effective tax rates on income approximated 28.3% in 2018, 39.4% in 2017, and 35.8% in 2016. Reported income tax expense in each year primarily results from taxes on the income of foreign subsidiaries. The effective tax rates generally differ from the expected tax rate primarily due to the Company’s deferred tax asset valuation allowance on the domestic earnings and taxes on income of foreign subsidiaries.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law making significant changes to the Internal Revenue Code.  The new legislation contains several key provisions that impact the consolidated financial statements for the year ended December 31, 2017. Additionally, in December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation was expected during the 2018 calendar year, we considered the accounting of the transition tax, deferred tax re-measurements, and other items to be incomplete as of December 31, 2017, though we recorded provisional amounts in the consolidated financial statements. As of December 31, 2018, we have completed our analysis related to the Tax Act in accordance with SAB 118 and there was no additional adjustment required.
The new legislation contains several key provisions that affect us. The lowering of the corporate tax rate from 35% to 21% resulted in our deferred tax balances and related valuation allowances being re-measured to reflect the future tax benefit at the new enacted rate.  During 2017, the U.S. deferred tax assets were reduced by $13.9 million and the valuation allowance was also reduced by $13.9 million, resulting in no net impact to the effective tax rate for the year ended December 31, 2017.  During 2018, the Company finalized the accounting for this item resulting in a $0.6 million increase to both the U.S. deferred tax assets and the valuation allowance, with no impacts to tax expense or the effective tax rate. In addition, the Alternative Minimum Tax (“AMT”) was repealed for tax years beginning after December 31, 2017 and the AMT credit will be refundable in future years.  As 50% of this credit will be refundable along with the 2018 tax return, that portion was reclassified to a current asset on the balance sheet. The Tax Act requires the payment of a transition tax on the mandatory deemed repatriation of cumulative unremitted foreign earnings, the larger amount measured on November 2, 2017 and December 31, 2017. Based upon all available evidence and the Company’s analysis, there was no transition tax liability due to a net earnings and profits deficit in our controlled foreign corporations and no impact to the effective tax rate for the year ended December 31, 2017. No amounts were recorded during 2018, and the accounting for this item is considered complete. The Global Intangible Low Tax Income Tax (“GILTI”) is a U.S. minimum tax on the foreign earnings on intangible assets.  The Company has elected to account for the impact of the minimum tax in the period realized.  GILTI results in no impact to the effective tax rate for the year ended December 31, 2018.
We undertook a detailed review of our deferred taxes and it was determined with the exception of the deferred tax assets associated with the AMT credit described above, a valuation allowance was required for all other U.S. deferred tax assets. We released the valuation allowance on our UK deferred tax assets during the year ended December 31, 2018. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, we consider all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities, the length of carryback and carryforward periods and the implementation of tax planning strategies. Since this evaluation requires consideration of future events, significant judgment is required in making the evaluation, and our conclusion could be materially different should certain of our expectations not be met. The balance of our valuation allowance was $31.6 million as of December 31, 2018, representing a change of $3.2 million from the valuation allowance of $34.8 million recorded as of December 31, 2017. The primary driver of the valuation allowance movement was determined by the release of the valuation allowances against the deferred tax assets in France and the UK.
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
In 2018, management determined that a valuation allowance was no longer required against the deferred tax assets of the UK subsidiary and U.S. branch in France. As of December 31, 2018, we had gross deferred tax assets of $6.6 million relating to

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

those foreign subsidiaries. The benefit of these deferred tax assets is reflected as a credit of $1.2 million to tax expense during the year ended December 31, 2018.
As of December 31, 2018, we had approximately $81.5 million of U.S. federal loss carry-forwards available to reduce future U.S. federal taxable income. Approximately $80.9 million of the U.S. federal loss carry-forwards expire between 2026 and 2035. The remaining $0.6 million of U.S. federal loss carry-forwards do not expire. As of December 31, 2018, we had approximately $70.9 million of state loss carry-forwards available to reduce future state taxable income. The state loss carry-forwards expire between 2022 and 2037 and are subject to certain limitations. The U.S. federal and state loss carry-forwards at December 31, 2018, reflect adjustments for prior period write-downs associated with ownership changes.
Generally, we have not provided deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. As it relates to the earnings of our Brazilian subsidiary, we assert that we are not permanently reinvested. We did not provide additional incremental tax expense on these amounts as our Brazilian subsidiary did not have undistributed earnings during the year.
On December 30, 2016, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards and also resulted in the write-off of certain deferred tax assets and the related valuation allowances that the Company recorded in 2017. The Company has performed its assessment and has determined that $87.3 million of the gross federal net operating losses outstanding as of December 30, 2016 will be available for use going-forward. The Company utilized $6.4 million of these losses on the 2017 U.S. federal tax return and the remaining $80.9 million remains available.
A reconciliation of our beginning and ending amount of unrecognized tax benefits and related accrued interest thereon is as follows:

	Unrecognized Tax Benefits	Accrued Interest and Penalties
Balance at January 1, 2016	$535	$202
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to the prior years	—	11
Decrease based on payments made during the year	—	—
Decreases based on tax positions related to the prior years	$(38)	$(59)
Balance at December 31, 2016	$497	$154
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to the prior years	116	19
Decreases based on payments made during the year	—	—
Decreases based on tax positions related to the prior years	(420)	(145)
Balance at December 31, 2017	$193	$28
Additions based on tax positions related to the current year	4	—
Additions based on tax positions related to the prior years	10	6
Decreases based on payments made during the year	—	—
Decreases based on tax positions related to the prior years	—	—
Balance at December 31, 2018	$207	$34
Due to the complexity of the tax rules underlying these unrecognized tax benefits, and the unclear timing of tax audits, tax agency determinations, and other events, we cannot establish reasonably reliable estimates for the periods in which the cash settlement of these liabilities will occur.
We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. As of December 31, 2018, the 2015 through 2017 tax years generally remain subject to examination by federal and most state and foreign tax authorities. The use of net operating losses generated in tax years prior to 2015 may also subject returns for those years to examination.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(8) EMPLOYEE BENEFIT PLANS
We maintain a defined contribution retirement plan (the "Plan") in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer a portion of their annual compensation and contribute such amount to one or more investment funds. The Plan provides for a discretionary matching contribution by the Company as determined by management and approved by the Board of Directors each plan year. The Company's current practice is to match 50% of the annual employee's contribution, up to but not exceeding the lesser of 6% of the employee’s annual compensation or $3,000. Discretionary matching contributions made by the Company to a participant's account are vested once a participant has attained three or more years of service. The Company contributed to the Plan approximately $0.9 million in 2018, $0.8 million in 2017, and $0.8 million in 2016.
(9) CAPITAL STRUCTURE
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, bringing the total amount of its common stock that the Company could repurchase under the program to $20.0 million. On October 24, 2014, our Board of Directors authorized a $20.0 million increase to the stock repurchase program, increasing the total share repurchase program to $40.0 million, and extended the duration of the program to December 31, 2015. In October 2015, our Board of Directors authorized an additional $10.0 million increase to the stock repurchase program, increasing the total share repurchase program to $50.0 million, and extended the duration of the program to December 31, 2016. In December 2016, our Board of Directors authorized an additional $10.0 million increase to the stock repurchase program, increasing the total share repurchase program to $60.0 million, and extended the duration of the program to December 31, 2017. In December 2017, our Board of Directors extended the duration of the program to December 31, 2018. In November 2018, our Board of Directors authorized a $15.0 million increase to the stock repurchase program, increasing the total share repurchase program to $75.0 million, and extended the duration of the program to December 31, 2019.
During the year ended December 31, 2018, we repurchased 0.4 million shares of our common stock for $4.1 million. No shares were repurchased under the share repurchase program in the year ended December 31, 2017.

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
(11) STOCK-BASED COMPENSATION
Plan Summary
During 2018, the Company had two shareholder-approved stock-based compensation plans under which outstanding equity awards have been granted: (1) the 2008 Equity Incentive Plan (“2008 EIP”); and (2) the 2017 Equity Incentive Compensation Plan (“2017 EICP”) (collectively, the “Plans”).
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
2017 EICP Awards
In April 2017, the Board of Directors adopted the 2017 EICP, which was approved by the shareholders at the annual meeting of the shareholders on June 27, 2017. The 2017 EICP applies to awards granted on or after June 27, 2017. Under the 2017 EICP, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, restricted stock units, performance units, performance shares, dividend equivalents, bonus shares, and other stock-based or cash-based awards. The maximum number of shares of common stock that may be issued pursuant to the awards under the 2017 EICP is 3.4 million shares plus that number of shares of common stock subject to awards granted under the 2008 EIP that were outstanding when the 2017 EICP became effective and that subsequently terminate without deleting of the shares, whether by lapse, forfeiture, cancellation, or otherwise. The options granted to date pursuant to the 2017 EICP have a term of seven years. As of December 31, 2018 there were approximately 2.9 million shares available for future grants under the 2017 EICP.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Grants
Option Awards
The following table summarizes stock option awards granted during the years ended December 31, 2018, 2017, and 2016:

Grantee Type	Number of Options Granted	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
2018
Employee inducement (1)	535,000	3 years	$8.91	$2.89

2017
Director group	90,566	1 year or less	$6.34	$3.49
Director group(2)	35,000	3 years	$6.25	$3.50
CEO grant	500,000	4 years	$7.35	$2.36
Employee group	30,000	3 years	$7.25	$3.99
Employee inducement (3)	335,000	3 years	$6.19	$3.41

2016
Director group (4)	195,417	1 year or less	$5.01	$2.71
Director group (2)	35,000	3 years	$4.80	$2.66
Employee inducement (5)(6)	232,500	3 years	$4.61	$2.60

(1)	The Company granted non-qualified stock options outside its existing stock-based compensation plan in 2018 to nine employees in connection with the employees joining the Company.

(2)	The Company granted non-qualified stock options to one director in connection with the director joining the Company's board of directors.

(3)	The Company granted non-qualified stock options outside its existing stock-based compensation plans to certain employees in connection with the employees joining the Company.

(4)	Includes 20,417 non-qualified stock options granted to one director in connection with the director joining the Company's board of directors.

(5)	The Company granted non-qualified stock options outside its existing stock-based compensation plans in 2016 in connection with an employee joining the Company.

(6)	The Company granted non-qualified stock options outside its existing stock-based compensation plans in connection with the closing of the Lavante acquisition.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Nonvested Stock Awards
The following table summarizes nonvested stock awards granted during the years ended December 31, 2018, 2017 and 2016:

Grantee Type	Number of Stock Awards Granted	Vesting Period	Weighted Average Grant Date Fair Value
2018
Director group	64,545	1 year or less	$9.45
Employee group (1)	488,685	3 years or less	$9.56
Employee inducement (2)	160,516	3 years or less	$8.95

2017
Director group	51,179	1 year or less	$6.35
Employee group (3)	641,751	3 years or less	$6.31
Employee inducement (4)	100,000	3 years or less	$6.33

2016
Employee group (5)	1,250,750	2 years	$4.88
Employee inducement (6)	100,000	3 years	$4.94

(1)	The Company granted nonvested performance-based stock awards (restricted stock units), restricted stock awards, and restricted stock units in 2018 to certain key employees.

(2)	The Company granted nonvested performance-based stock awards (restricted stock units) and restricted stock awards in 2018 to six employees in connection with the employees joining the Company.

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

(5)	The Company granted nonvested performance-based stock awards (restricted stock units) in 2016 to five executive officers and certain other key employees.

(6)
The Company granted nonvested performance-based stock awards (restricted stock units) outside its existing stock-based compensation plans in 2016 to three employees in connection with the employees joining the Company.

Nonvested stock awards, including both restricted stock and restricted stock units, generally are nontransferable until vesting and the holders are entitled to receive dividends with respect to the nonvested shares, provided the shares ultimately vest. Prior to vesting, the grantees of restricted stock are entitled to vote the shares, but the grantees of restricted stock units are not entitled to vote the shares. Generally, nonvested stock awards, excluding those whose vesting is performance-based, vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. Performance-based stock awards vest based on the achievement of certain performance objectives.

Performance-Based Restricted Stock Units

During 2018, one executive officer and two senior leaders were granted 40,750 performance-based restricted stock units ("PBUs") outside of the existing stock-based compensation plan as an inducement for employment and one senior leader was granted 12,000 PBUs under the 2017 EICP. If vested, 100% of the vested PBUs will be paid in whole shares of common stock. 65% of the PBUs vest and become payable based on the cumulative revenue from continuing operations and 35% of the PBUs vest and become payable on the cumulative adjusted EBITDA from continuing operations that the Company achieves, in each case, for the two-year performance period ending December 31, 2018. At the threshold performance level, 35% of the PBUs will become vested and payable and at the target performance level, 100% of the PBUs will become vested and payable. If performance falls between the stated performance levels the percentage of PBUs that shall become vested and payable will be based on a straight-line interpolation between such stated performance levels (although the PBUs may not become vested and payable for more than 100% of the PBUs and no PBUs shall become vested and payable if performance does not equal or exceed the applicable threshold performance level).

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2018, five executive officers and nine other senior leaders were granted 192,098 PBUs under the 2017 EICP and 54,180 PBUs outside of the existing stock-based compensation plan as an inducement for employment. If vested, 100% of the vested Units will be paid in whole shares of common stock. 50% of the PBUs vest and become payable based on the cumulative revenue from continuing operations,35% of the PBUs vest and become payable based on the cumulative adjusted EBITDA from continuing operations and 15% of the PBUs vest and become payable based on the cumulative adjacent services revenue that the Company achieves, in each case, for the two-year performance period ending December 31, 2019. At the threshold performance level, 35% of the PBUs will become vested and payable; at the target performance level, 100% of the PBUs will become vested and payable; and at the maximum performance level, 150% of the PBUs will become vested and payable. If performance falls between the stated performance levels the percentage of PBUs that shall become vested and payable will be based on a straight-line interpolation between such stated performance levels (although the PBUs may not become vested and payable for more than 150% of the PBUs and no PBUs shall become vested and payable if performance does not equal or exceed the applicable threshold performance level).

During 2017, certain employees of the company were granted 333,800 PBUs. If vested, 100% of the vested PBUs will be paid in whole shares of common stock. 65% of the PBUs vest and become payable based on the cumulative revenue from continuing operations and 35% of the PBUs vest and become payable on the cumulative adjusted EBITDA from continuing operations that the Company achieves, in each case, for the two-year performance period ending December 31, 2018. At the threshold performance level, 35% of the PBUs will become vested and payable and at the target performance level, 100% of the PBUs will become vested and payable. If performance falls between the stated performance levels the percentage of PBUs that shall become vested and payable will be based on a straight-line interpolation between such stated performance levels (although the PBUs may not become vested and payable for more than 100% of the PBUs and no PBUs shall become vested and payable if performance does not equal or exceed the applicable threshold performance level).

During 2016, certain employees of the Company were granted 1,350,750 PBUs. During the first quarter of 2018, the Company issued 483,623 shares of common stock and paid $5.4 million in cash as long-term incentive compensation related to the vesting of these awards.

The following table summarizes the PBUs granted during the years ended December 31, 2018, 2017 and 2016:

	Total PBUs Granted	PBUs to be Settled in Common Stock (1)	PBUs to be Settled in Cash (2)
2018	299,028	299,028	—
2017	333,800	333,800	—
2016	1,350,750	560,670	790,080

(1)	Represents the number of PBUs to be settled in common stock at the target performance level.

(2)	Represents the number of PBUs to be settled in cash at the target performance level.

    In the fourth quarter of 2018, management determined that 80% of the PBUs with a two-year performance period ending December 31, 2018 would likely vest based on expected financial performance compared to the target financial objectives. As a result, the associated expense was adjusted down to reflect the new estimate. During 2017 and 2016, the PBUs that were granted in 2017 and 2016 were expensed at the target performance level based on management's estimates.

Stock Appreciation Rights

During 2018, certain employees were granted stock appreciation rights ("SARs") covering 350,000 shares of the Company's common stock under the 2017 EICP. The SARs will vest on March 1, 2020. Upon vesting, 25% of the SARs may be exercised on the last day of each of the first, second and third calendar quarters in 2020. Within 30 days after the SARs are exercised, the Company must settle the exercised SARs in a cash payment equal to the excess of (i) the lesser of the fair market value, as of the date on which the SARs are exercised, or $18 per share, over (ii) $9.15 per share, less any applicable tax withholding. Vested SARs not exercised during any previous quarter will remain outstanding and be automatically exercised as of December 31, 2020.

On April 27, 2016, the Company's Chief Executive Officer was granted SARs covering 200,000 shares of the Company’s common stock under the 2008 EIP. The SARs were issued with an initial value per share equal to $4.71. On June 30, 2018, the SARs vested and became payable in cash in a lump sum equal to $1.0 million (less applicable tax withholding), which

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

represents the excess of the fair market value, as of June 30, 2018, of the shares of the Company's common stock over $4.71, the fair market value (closing price) of the Company's common stock on the date of grant, April 27, 2016.

Summary of Activity
A summary of option activity as of December 31, 2018, and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000’s)
Outstanding at January 1, 2018	3,399,293	$6.54	4.05 years	$2,367
Granted	535,000	8.91
Exercised	(676,649)	6.54		$1,585
Forfeited	(280,556)	7.61
Expired	(126,271)	6.53
Outstanding at December 31, 2018	2,850,817	$6.84	3.74 years	$7,384
Exercisable at December 31, 2018	1,735,149	$6.40	2.73 years	$5,225

The weighted-average grant date fair value of options granted was $2.89 per share in 2018, $2.91 per share in 2017 and $2.66 per share in 2016. The total intrinsic value of options exercised was $1.6 million in 2018, $0.3 million in 2017 and $0.1 million in 2016.
For time-vested option grants that resulted in compensation expense recognition, we used the following assumptions in our Black-Scholes valuation models:

Years Ended December 31,
	2018	2017	2016
Risk-free interest rates (1)	2.3% - 2.99%	1.38% - 1.96%	0.58% - 1.20%
Dividend yields (2)	—%	—%	—%
Volatility factor of expected market price (3)	.362 - .371	.540 - .749	.391 - .779
Weighted-average expected term of options (4)	4 years	2.2 - 4 years	1.3 - 4.5 years
Forfeiture rate (5)	—%	—%	—%

(1)	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding to the expected term of the options.

(2)	The Company has not historically declared dividends.

(3)	The expected volatility is based on the historical volatility of the Company's stock.

(4)	The expected term represents the weighted average period of time that the stock options are expected to be outstanding, giving consideration to the vesting schedules.

(5)	The Company accounts for forfeitures as they occur rather than estimating expected forfeitures.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of nonvested stock awards (including restricted stock, restricted stock units and performance-based restricted stock units) activity as of December 31, 2018 and changes during the year then ended is presented below:

Nonvested Stock	Shares	Weighted Average Grant Date Fair Value (Per Share)
Nonvested at January 1, 2018	2,116,696	$5.36
Granted	713,746	9.42
Vested	(1,523,696)	5.02
Forfeited	(340,796)	7.51
Nonvested at December 31, 2018	965,950	$8.18
The weighted-average grant date fair value of nonvested stock awards (restricted stock and restricted stock units) granted was $9.42 per share in 2018, $6.32 per share in 2017 and $4.86 per share in 2016. The total vest date fair value of stock awards vested during the year was $12.7 million in 2018, $0.3 million in 2017 and $0.7 million in 2016.
Stock-based compensation expense was $5.1 million in 2018, $7.1 million in 2017, and $5.1 million in 2016. We include these charges in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. The total income tax benefit recognized in our Consolidated Statements of Operations was $1.3 million, $2.7 million and $1.9 million in 2018, 2017 and 2016, respectively.
Total unrecognized compensation expense related to nonvested stock-based compensation as of December 31, 2018 is as follows (dollars in thousands):

	Stock		Restricted	Restricted
	Options	SARs	Stock Awards	Stock Units	Total

Unrecognized compensation expense	$2,145	$313	$2,614	$2,125	$7,197
Weighted-average remaining recognition period (in years)	2.5	1.2	2.1	1.2	1.9

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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The actual payment of the earnout consideration is based on achieving certain financial targets over a two year period that commenced on March 1, 2017 and will conclude on February 28, 2019. Management estimated that the fair value of the earnout consideration was approximately $5.9 million at the date of acquisition. During each of 2018 and 2017, the Company recognized accretion of $0.9 million on the fair value of the earnout amount which was included in Interest expense in the Consolidated Statements of Operations, and increased the related contingent consideration liability. The remaining potential earnout payment is $4.0 million. As of December 31, 2018, the contingent consideration liability related to the C&CA acquisition was $3.7 million, which is included in current Business acquisition obligations in our Consolidated Balance Sheet. We funded the purchase price and acquisition costs from borrowings under our credit facility, further described in Note 5.
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
Our purchase price allocation was as follows (in thousands):

Accounts receivable	$1,621
Commissions receivable	48
Prepaid expenses	109
Other current assets, net	6
Intangible assets	10,923
Goodwill	3,554
Fixed assets	323
Accounts payable	(125)
Accrued commissions	(537)
Total consideration paid	$15,922
Contingent consideration (1)	(5,954)
Total cash paid	$9,968
(1) In the second quarter of 2018 we made an earnout payment of $4.0 million. As of December 31, 2018, the contingent consideration liability balance was $3.7 million.

The intangible assets acquired were as follows (in thousands):

	Fair Value	Remaining useful life
Customer relationships	$9,556	14 years
Non-compete	1,232	4 years
Trademarks	135	4 years
	$10,923
We have included the results of C&CA from the date of acquisition through December 31, 2018 in our Consolidated Statement of Operations. In fiscal year 2017, we included revenue of $7.8 million and income before income tax of $0.8 million in our Recovery Audit Services - Americas business segment, and revenue of $3.3 million and income before income tax of $1.0 million in our Recovery Audit Services - Europe/Asia-Pacific business segment. In fiscal year 2018, we included revenue of $9.6 million and loss before income tax of less than $0.6 million in our Recovery Audit Services - Americas business segment, and revenue of $4.4 million and income before income tax of $1.5 million in our Recovery Audit Services - Europe/Asia-Pacific business segment.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The actual payment of the earnout consideration is based on achieving certain financial targets over a two year period that commenced on October 31, 2016 and concluded on December 31, 2018. Management estimated that the fair value of the earnout consideration was approximately $3.8 million at the date of acquisition, of which $2.0 million was included in Other current liabilities and $1.8 million was included in Other long-term liabilities in our Consolidated Balance Sheet as of December 31, 2016. During 2018 and 2017, the Company recognized accretion of $0.1 million and $0.3 million, respectively, on the fair value of the earnout amount which was included in Interest expense in the Consolidated Statements of Operations, and increased the related contingent consideration liability. In the fourth quarter of 2017, we reduced the earnout liability by $2.1 million and in the third quarter of 2018, we further reduced the earnout liability by $1.6 million, after it was determined that a portion of the earnout consideration would not be achieved. These adjustments were included in Acquisition-related adjustments in the Consolidated Statements of Operations for the years ended December 31, 2018 and 2017. As of December 31, 2018, the contingent consideration liability related to the Lavante acquisition was $0.5 million, which was included in current Business acquisition obligations in our Consolidated Balance Sheet. We funded the purchase price and acquisition costs from borrowings on our credit facility, further described in Note 5.
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
(1) In the third quarter of 2018, we reduced the earnout liability by $1.6 million and in the fourth quarter of 2017, we reduced the earnout liability by $2.1 million. At December 31, 2018, the contingent consideration liability balance was $0.5 million.

The intangible assets acquired were as follows (in thousands):

	Fair Value	Remaining useful life
Trademarks	$163	4 years
Patents	114	1 year
Software	5,901	4 years
Total intangible assets	$6,178
We have included the results of Lavante from its date of acquisition through December 31, 2018 in our Consolidated Statement of Operations, which consisted of revenue of $0.4 million and a loss before income tax of $0.9 million in the year ended December 31, 2016, revenue of $1.9 million and a loss before income tax of $4.8 million in the year ended December 31, 2017, and revenue of $2.2 million and a loss before income tax of $2.3 million in the year ended December 31, 2018. The results from Lavante are included in our Adjacent Services business segment.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(13) QUARTERLY RESULTS (UNAUDITED)
The following tables set forth certain unaudited condensed consolidated quarterly financial data for each of the last eight quarters during our fiscal years ended December 31, 2018 and 2017. We have derived the information from unaudited Condensed Consolidated Financial Statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The quarterly results are updated for continuing operations.

	2018 Quarter Ended				2017 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Revenue, net of refund liabilities	$36,721	$42,102	$43,320	$49,633	$33,569	$38,510	$42,467	$47,074
Operating expenses:
Cost of revenue	24,797	27,389	26,146	26,493	23,026	25,605	26,675	26,746
Selling, general and administrative expenses	11,264	12,809	12,521	13,862	10,536	11,424	12,189	12,792
Depreciation of property, equipment and software assets	1,223	2,360	1,713	2,074	1,220	1,109	1,133	1,107
Amortization of intangible assets	788	864	872	871	722	722	722	1,468
Acquisition-related adjustments (income) loss	—	—	(1,640)	12	—	—	—	(2,283)
Total operating expenses	38,072	43,422	39,612	43,312	35,504	38,860	40,719	39,830
Operating (loss) income from continuing operations	(1,351)	(1,320)	3,708	6,321	(1,935)	(350)	1,748	7,244
Foreign currency transaction (gains) losses on short-term intercompany balances	(220)	880	70	272	(552)	(957)	(418)	(263)
Interest expense, net	398	486	416	363	37	48	142	1,312
Other loss (income)	12	5	(1)	5	(199)	5	17	17
(Loss) income from continuing operations before income taxes	(1,541)	(2,691)	3,223	5,681	(1,221)	554	2,007	6,178
Income tax expense (benefit)	787	189	597	(252)	627	879	930	526
Net (loss) income from continuing operations	(2,328)	(2,880)	2,626	5,933	(1,848)	(325)	1,077	5,652

Basic (loss) earnings per common share from continuing operations (1)	$(0.10)	$(0.13)	$0.11	$0.26	$(0.08)	$(0.01)	$0.05	$0.26

Diluted (loss) earnings per common share from continuing operations (1)	$(0.10)	$(0.13)	$0.11	$0.26	$(0.08)	$(0.01)	$0.05	$0.26

(1)	We calculate each quarter as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(14) SUBSEQUENT EVENT
On March 14, 2019, the Company, as co-borrower with PRGX USA, Inc. (“PRGX-USA”), a wholly owned subsidiary that is the Company’s principal domestic operating subsidiary, entered into a five-year Credit Agreement (the “BOA Credit Facility”) with Bank of America, N.A. (“BOA”), and Synovus Bank as the initial lenders thereunder, and with BOA as the letter-of-credit issuer thereunder, as the swingline lender thereunder, and as the administrative agent (the “Administrative Agent”) for the lenders from time to time party thereto. The BOA Credit Facility consists of a $60.0 million senior revolving credit facility (the “Revolver”), with a $5.0 million subfacility for the issuance of letters of credit, and a $5.0 million swingline loan subfacility (the “Swingline Loan”). The BOA Credit Facility is guaranteed by each of PRGX’s direct and indirect domestic wholly owned subsidiaries (other than PRGX-USA), except for certain immaterial domestic subsidiaries. None of PRGX’s direct or indirect foreign subsidiaries has guaranteed the BOA Credit Facility. The BOA Credit Facility is secured by substantially all of the assets of PRGX, PRGX-USA and each guarantor (including the equity interests in substantially all of the Company’s domestic subsidiaries and up to sixty-five percent (65%) of the equity interests of certain of the Company’s first-tier material foreign subsidiaries).
PRGX has borrowed $30.0 million under the Revolver, which was substantially used to prepay in full the approximately $29.0 million in outstanding indebtedness owed to the lenders under PRGX’s pre-existing Amended & Restated Revolving Credit Agreement, dated December 23, 2014, as amended from time to time, by and among PRGX, PRGX-USA, the several banks and other financial institutions and lenders from time to time party thereto and SunTrust Bank, in its capacity as administrative agent for the lenders, and to terminate that prior credit facility in its entirety. There were no early termination penalties associated with the termination of the pre-existing credit facility with SunTrust Bank.
The BOA Credit Facility will mature on March 14, 2024. Interest is payable quarterly in arrears. There are no prepayment penalties in the event the Company elects to prepay and terminate the BOA Credit Facility prior to its scheduled maturity date, subject to breakage and redeployment costs in certain limited circumstances.
The Revolver bears interest under the BOA Credit Facility at a rate per annum comprised of a specified index rate based on LIBOR plus an applicable interest rate margin determined under the BOA Credit Facility. For U.S. Dollar denominated loans under the Revolver, at the option of the Borrowers, such loans shall bear interest under the BOA Credit Facility at a rate per annum equal to (x) the LIBOR daily floating rate plus an applicable interest rate margin determined under the BOA Credit Facility or (y) the base rate plus the applicable interest rate margin, each as determined under the BOA Credit Facility. Although the Company does not anticipate the need for Swingline Loans, were any Swingline Loans to be made they would bear interest at the base rate plus the applicable interest rate margin for base rate loans, each as determined under the BOA Credit Facility. The applicable interest rate margin varies from 1.50% per annum to 2.25% per annum, for LIBOR daily floating rate loans, and from 0.50% per annum to 1.25% per annum, for loans based on the base rate, and in either case depending on the Company’s consolidated leverage ratio, and is determined in accordance with a pricing grid under the BOA Credit Facility. On March 14, 2019, the closing date under the BOA Credit Facility, the applicable interest rate (inclusive of the applicable interest rate margin) for LIBOR daily floating rate loans (the only type outstanding on the closing date) was 3.89% per annum.
The BOA Credit Facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports and maintenance of existence. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments and sell assets, but does provide for certain permitted repurchases of shares of its capital stock and the declaration and payment of certain dividends on its capital stock. The financial covenants included in the BOA Credit Facility set forth a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio for the Company, each which will be tested on a quarterly basis; and with the Company having the ability to increase the maximum leverage ratio for a limited time when needed in connection with permitted acquisitions. In addition, the BOA Credit Facility includes customary events of default.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2018.
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
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an assessment of the effectiveness of internal control over financial reporting based on the framework (2013 Framework) in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2018 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.
Management’s report shall not be deemed filed for purposes of Section 18 of the Exchange Act.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
PRGX Global, Inc. and subsidiaries
Atlanta, Georgia
Opinion on Internal Control over Financial Reporting
We have audited PRGX Global, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the accompanying index and our report dated March 18, 2019 expressed an unqualified opinion thereon.
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
/s/ BDO USA, LLP

Atlanta, Georgia
March 18, 2019

ITEM 9B. Other Information

On March 14, 2019, the Company, as co-borrower with PRGX USA, Inc. (“PRGX-USA”), a wholly owned subsidiary that is the Company’s principal domestic operating subsidiary, entered into a five-year Credit Agreement (the “BOA Credit Facility”) with Bank of America, N.A. (“BOA”), and Synovus Bank as the initial lenders thereunder, and with BOA as the letter-of-credit issuer thereunder, as the swingline lender thereunder, and as the administrative agent (the “Administrative Agent”) for the lenders from time to time party thereto. The BOA Credit Facility consists of a $60.0 million senior revolving credit facility (the “Revolver”), with a $5.0 million subfacility for the issuance of letters of credit, and a $5.0 million swingline loan subfacility (the “Swingline Loan”). The BOA Credit Facility is guaranteed by each of PRGX’s direct and indirect domestic wholly owned subsidiaries (other than PRGX-USA), except for certain immaterial domestic subsidiaries. None of PRGX’s direct or indirect foreign subsidiaries has guaranteed the BOA Credit Facility. The BOA Credit Facility is secured by substantially all of the assets of PRGX, PRGX-USA and each guarantor (including the equity interests in substantially all of the Company’s domestic subsidiaries and up to sixty-five percent (65%) of the equity interests of certain of the Company’s first-tier material foreign subsidiaries).
PRGX has borrowed $30.0 million under the Revolver, which was substantially used to prepay in full the approximately $29.0 million in outstanding indebtedness owed to the lenders under PRGX’s pre-existing Amended & Restated Revolving Credit Agreement, dated December 23, 2014, as amended from time to time, by and among PRGX, PRGX-USA, the several banks and other financial institutions and lenders from time to time party thereto and SunTrust Bank, in its capacity as administrative agent for the lenders, and to terminate that prior credit facility in its entirety. There were no early termination penalties associated with the termination of the pre-existing credit facility with SunTrust Bank.
The BOA Credit Facility will mature on March 14, 2024. Interest is payable quarterly in arrears. There are no prepayment penalties in the event the Company elects to prepay and terminate the BOA Credit Facility prior to its scheduled maturity date, subject to breakage and redeployment costs in certain limited circumstances.
The Revolver bears interest under the BOA Credit Facility at a rate per annum comprised of a specified index rate based on LIBOR plus an applicable interest rate margin determined under the BOA Credit Facility. For U.S. Dollar denominated loans under the Revolver, at the option of the Borrowers, such loans shall bear interest under the BOA Credit Facility at a rate per annum equal to (x) the LIBOR daily floating rate plus an applicable interest rate margin determined under the BOA Credit Facility or (y) the base rate plus the applicable interest rate margin, each as determined under the BOA Credit Facility. Although the Company does not anticipate the need for Swingline Loans, were any Swingline Loans to be made they would bear interest at the base rate plus the applicable interest rate margin for base rate loans, each as determined under the BOA Credit Facility. The applicable interest rate margin varies from 1.50% per annum to 2.25% per annum, for LIBOR daily floating rate loans, and from 0.50% per annum to 1.25% per annum, for loans based on the base rate, and in either case depending on the Company’s consolidated leverage ratio, and is determined in accordance with a pricing grid under the BOA Credit Facility. On March 14, 2019, the closing date under the BOA Credit Facility, the applicable interest rate (inclusive of the applicable interest rate margin) for LIBOR daily floating rate loans (the only type outstanding on the closing date) was 3.89% per annum.
The BOA Credit Facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports and maintenance of existence. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments and sell assets, but does provide for certain permitted repurchases of shares of its capital stock and the declaration and payment of certain dividends on its capital stock. The financial covenants included in the BOA Credit Facility set forth a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio for the Company, each which will be tested on a quarterly basis; and with the Company having the ability to increase the maximum leverage ratio for a limited time when needed in connection with permitted acquisitions. In addition, the BOA Credit Facility includes customary events of default.
The foregoing description is qualified in its entirety by reference to the BOA Credit Facility, a copy of which is filed herewith as Exhibit 10.52; and by reference to the Security and Pledge Agreement dated as of March 14, 2019 among the Company, PRGX-USA, and the Company’s subsidiaries that are guarantors under the BOA Credit Facility, as grantors, in favor of BOA, as administrative agent, a copy of which is filed herewith as Exhibit 10.53.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by Item 10 of this Form 10-K is incorporated herein by reference to the information contained in the sections captioned “Proposal I: Election of Directors”, “Information about the Board of Directors and Committees of the Board of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement (the “Proxy Statement”) for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).
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
Securities Authorized for Issuance Under Equity Compensation Plans
During 2018, the Company had two shareholder approved stock-based compensation plans under which equity awards have been granted: (1) the 2008 Equity Incentive Plan (“2008 EIP”) and (2) the 2017 Equity Incentive Compensation Plan ("2017 EICP").
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

The following table presents certain information with respect to compensation plans under which equity securities of the registrant were authorized for issuance as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2008 EIP (1), (2)	1,924,957	$6.37	—
2017 EICP (2), (3)	744,347	7.35	2,897,664
Equity compensation plans not approved by security holders (2), (4)	699,107	7.75	—
Total (2)	3,368,411	$6.54	2,897,664

(1)
This amount includes 1,738,039 stock options and 186,918 performance-based restricted stock units (“PBUs”) and restricted stock units ("RSUs") that, if and when vested, will be settled in shares of PRGX common stock. For PBUs for which the performance period has ended as of December 31 2018, the amounts reported in the table reflect the expected number of PBUs to be earned based on actual performance measured at the end of the performance period.

(2)	Weighted-average exercise price of outstanding options only.

(3)	This amount includes 500,000 stock options and 244,347 PBUs and RSUs that, if and when vested, will be settled in shares of PRGX common stock.

(4)	This amount includes 612,778 options and 86,329 PBUs that represent inducement grants, which were made outside of the existing stock-based compensation plans.
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

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of the report
(1) Consolidated Financial Statements:

For the following consolidated financial information included herein, see Index on Page 37.
(2) Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts	83

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(In thousands)

		Additions	Deductions
Description	Balance at Beginning of Year	Charge (Credit) to Costs and Expenses	Credit to the respective receivable (1)	Balance at End of Year
2018
Allowance for doubtful accounts receivable	$1,499	(346)	(129)	$1,024
Allowance for doubtful employee advances and miscellaneous receivables	$292	(48)	(68)	$176
Deferred tax valuation allowance	$34,776	(3,179)	—	$31,597
2017
Allowance for doubtful accounts receivable	$799	724	(24)	$1,499
Allowance for doubtful employee advances and miscellaneous receivables	$500	1,665	(1,873)	$292
Deferred tax valuation allowance	$50,114	(15,338)	—	$34,776
2016
Allowance for doubtful accounts receivable	$930	(129)	(2)	$799
Allowance for doubtful employee advances and miscellaneous receivables	$681	2,184	(2,365)	$500
Deferred tax valuation allowance	$45,565	4,549	—	$50,114
-----------------------------

(1)	Write-offs net of recoveries.

(3) Exhibits

Exhibit Number	Description
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

10.16
Amended & Restated Revolving Credit Agreement dated as of December 23, 2014, among PRGX Global, Inc. and PRGX USA, Inc., as borrowers (the "Borrowers"), the lenders from time to time party thereto (the "Lender") and SunTrust Bank, as administrative agent and issuing bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 30, 2014).

10.17
Subsidiary Guaranty Agreement dated as of January 19, 2010 by and among PRGX Global, Inc. (formerly PRG-Schultz International, Inc), and PRGX USA, Inc. (formerly PRG-Schultz USA, Inc.), as borrowers, each of the subsidiaries of PRGX Global, Inc. listed on Schedule I thereto, as guarantors (the "Guarantors"), and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 25, 2010).

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

10.25
Sixth Loan Documents Modification Agreement and Waiver, entered into as of August 7, 2014, by and among the Borrowers, the Guarantors and the Lender (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on August 7, 2014).

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

10.30
Eleventh Loan Documents Modification Agreement, entered into as of March 21, 2018 by and among the Borrowers, the Guarantors, and the Lender (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on May 9, 2018).

10.31
Twelfth Loan Documents Modification Agreement dated September 28, 2018, by and among the Borrowers, the Guarantors, and the Lender (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 2, 2018).

10.32
Thirteenth Loan Documents Modification Agreement dated November 5, 2018, by and among the Borrowers, the Guarantors and the Lender (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q filed on November 8, 2018).

+10.33	Employment Agreement between the Registrant and Victor A. Allums dated November 28, 2008 (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K filed on March 29, 2010).

+10.34	Employment Agreement between the Registrant and Ronald E. Stewart dated December 13, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 19, 2013).

+10.35
Amendment of Employment Agreement dated April 27, 2016, by and between Ronald E. Stewart and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 29, 2016).

+10.36
Second Amendment of Employment Agreement dated October 25, 2017, by and between Ronald E. Stewart and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 26, 2017).

+10.37
PRGX Non-Qualified Stock Option Agreement dated October 25, 2017, by and between Ronald E. Stewart and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on October 26, 2017).

+10.38	Employment Agreement between the Registrant and Michael Cochrane dated April 24, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 29, 2014).

+10.39	Separation Agreement dated May 16, 2018, by and between Peter Limeri and the Company (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on May 18, 2018).

+10.40	Employment Agreement dated August 30, 2018, by and between Peter Limeri and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on August 30, 2018).

+10.41	Separation Agreement dated September 27, 2018, by and between Deborah M. Schleicher and the Company (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on October 2, 2018).

+10.42	Employment Agreement dated January 3, 2019, by and between Kurt J. Abkemeier and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on January 7, 2019).

10.43
Agreement dated as of November 10, 2016 by and among PRGX Global, Inc. and Matthew A. Drapkin, Northern Right Capital Management, L.P., Northern Right Capital (QP), L.P., and BC Advisors, LLC (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on November 10, 2016).

+10.44
Form of Restricted Stock Agreement for Employees under the PRGX Global, Inc. 2017 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 4, 2018).

+10.45
Form of Performance-Based Restricted Stock Unit Agreement for Employees under the PRGX Global, Inc. 2017 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 4, 2018).

+10.46
Form of Restricted Stock Unit Agreement for Employees under the PRGX Global, Inc. 2017 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 4, 2018).

+10.47
Form of Non-Qualified Stock Option Agreement for Employees under the PRGX Global, Inc. 2017 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on June 4, 2018).

+10.48
Form of Stock Appreciation Rights Agreement for Employees under the PRGX Global, Inc. 2017 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on June 4, 2018).

+10.49
Form of Restricted Stock Agreement for Non-Employee Directors under the PRGX Global, Inc. 2017 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed on June 4, 2018).

+10.50
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the PRGX Global, Inc. 2017 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed on June 4, 2018).

+10.51
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the PRGX Global, Inc. 2017 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed on June 4, 2018).

10.52
Credit Agreement dated as of March 14, 2019 among PRGX Global, Inc. and PRGX USA, Inc., as borrowers, Bank of America, N.A. and Synovus Bank, as lenders, and Bank of America, N.A., as administrative agent, letter-of-credit issuer, and swingline lender.

10.53
Security and Pledge Agreement dated as of March 14, 2019 among PRGX Global, Inc., PRGX USA, Inc., and the other direct and indirect subsidiaries of PRGX Global, Inc. signatory thereto, as grantors, in favor of Bank of America, N.A., as administrative agent.

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO USA, LLP.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2018.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2018.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the year ended December 31, 2018.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
+	Designates management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

By:	/s/ RONALD E. STEWART
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

Date:	March 18, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD E. STEWART	President, Chief Executive Officer and Director	March 18, 2019
Ronald E. Stewart	(Principal Executive Officer)

/s/ KURT J. ABKEMEIER	Chief Financial Officer, Treasurer and Controller	March 18, 2019
Kurt J. Abkemeier	(Principal Financial and Accounting Officer)

/s/ MATTHEW A. DRAPKIN	Director	March 18, 2019
Matthew A. Drapkin

/s/ WILLIAM F. KIMBLE	Director	March 18, 2019
William F. Kimble

/s/ MYLLE H. MANGUM	Director	March 18, 2019
Mylle H. Mangum

/s/ GREGORY J. OWENS	Executive Chairman of the Board	March 18, 2019
Gregory J. Owens

/s/ KEVIN S. COSTELLO	Director	March 18, 2019
Kevin S. Costello

/s/ JOSEPH E. WHITTERS	Lead Director	March 18, 2019
Joseph E. Whitters