Form 10-Q
period 2019-03-31
PRGX GLOBAL, INC.
filed 2019-05-09
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	PRGX	Nasdaq Global Select Market
Common shares of the registrant outstanding at May 3, 2019 were 23,571,201

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenue, net	$38,804	$36,721
Operating expenses:
Cost of revenue	25,235	24,797
Selling, general and administrative expenses	13,917	11,264
Depreciation of property, equipment and software assets	2,203	1,223
Amortization of intangible assets	862	788
Total operating expenses	42,217	38,072

Operating loss from continuing operations	(3,413)	(1,351)
Foreign currency transaction losses (gains) on short-term intercompany balances	206	(220)
Interest expense, net	473	398
Other (income) loss	(19)	12
Loss from continuing operations before income tax	(4,073)	(1,541)
Income tax expense	168	787
Net loss from continuing operations	$(4,241)	$(2,328)

Discontinued operations:
Loss from discontinued operations	$(155)	$(333)
Income tax expense	—	—
Net loss from discontinued operations	$(155)	$(333)

Net loss	$(4,396)	$(2,661)

Basic loss per common share (Note 2):
Basic loss from continuing operations	$(0.19)	$(0.10)
Basic loss from discontinued operations	(0.01)	(0.01)
Total basic loss per common share	$(0.20)	$(0.11)

Diluted loss per common share (Note 2):
Diluted loss from continuing operations	$(0.19)	$(0.10)
Diluted loss from discontinued operations	(0.01)	(0.01)
Total diluted loss per common share	$(0.20)	$(0.11)

Weighted-average common shares outstanding (Note 2):
Basic	22,610	22,573
Diluted	22,610	22,573
See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(4,396)	$(2,661)
Foreign currency translation adjustments	513	275
Comprehensive loss	$(3,883)	$(2,386)

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$12,187	$13,973
Restricted cash	99	46
Receivables:
Contract receivables, less allowances of $1,136 in 2019 and $1,024 in 2018
Billed	39,729	43,878
Unbilled	2,741	2,987
	42,470	46,865
Employee advances and miscellaneous receivables, less allowances of $266 in 2019 and $176 in 2018	601	567
Total receivables	43,071	47,432
Prepaid expenses and other current assets	2,176	3,144
Total current assets	57,533	64,595
Property, equipment and software	67,492	65,252
Less accumulated depreciation	(44,988)	(43,224)
Property, equipment and software, net	22,504	22,028
Operating lease right-of-use assets (Note 9)	13,268	—
Goodwill	17,570	17,531
Intangible assets, less accumulated amortization of $44,424 in 2019 and $43,370 in 2018	14,137	14,945
Unbilled receivables	915	1,608
Deferred income taxes	3,542	3,561
Other assets	565	561
Total assets	$130,034	$124,829
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,641	$7,515
Accrued payroll and related expenses	10,093	15,073
Current portion of operating lease liabilities (Note 9)	4,530	—
Refund liabilities	6,044	6,497
Deferred revenue	2,388	2,428
Current portion of debt (Note 5)	48	48
Current portion of long-term incentive compensation liability	15	—
Business acquisition obligations (Note 6)	3,843	4,162
Total current liabilities	29,602	35,723

Long-term debt (Note 5)	29,661	21,553
Long-term operating lease liabilities (Note 9)	8,786	—
Refund liabilities	42	100
Deferred income taxes (Note 8)	666	666
Other long-term liabilities	47	458
Total liabilities	68,804	58,500
Commitments and contingencies (Note 7)
Shareholders’ equity (Note 2):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 23,438,058 shares issued and outstanding at March 31, 2019 and 23,186,258 shares issued and outstanding at December 31, 2018	234	232
Additional paid-in capital	581,356	582,574
Accumulated deficit	(519,852)	(515,456)
Accumulated other comprehensive loss	(508)	(1,021)
Total shareholders’ equity	61,230	66,329
Total liabilities and shareholders' equity	$130,034	$124,829
See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at December 31, 2018	23,186,258	$232	$582,574	$(515,456)	$(1,021)	$66,329
Net loss	—	—	—	(4,396)		(4,396)
Foreign currency translation adjustments	—	—	—	—	513	513
Issuances of common stock:
Restricted share awards	333,552	3	(3)	—	—	—
Restricted shares remitted by employees for taxes	(61,581)	(1)	(503)	—	—	(504)
Stock option exercises	10,061	—	51	—	—	51
Performance-based restricted stock unit settlement	203,524	2	(2)	—	—	—
Restricted stock unit settlement	9,999	—	—	—	—	—
Repurchase of common stock	(243,755)	(2)	(2,226)	—	—	(2,228)
Stock-based compensation expense	—	—	1,465	—	—	1,465
Balance at March 31, 2019	23,438,058	$234	$581,356	$(519,852)	$(508)	$61,230

Balance at December 31, 2017	22,419,417	$224	$580,032	$(520,049)	$107	$60,314
Net loss	—	—	—	(2,661)		(2,661)
Foreign currency translation adjustments	—	—	—	—	275	275
Issuances of common stock:
Restricted share awards	20,500	—	—	—	—	—
Restricted shares remitted by employees for taxes	(134,993)	(1)	(1,087)	—	—	(1,088)
Stock option exercises	327,072	3	2,257	—	—	2,260
Performance-based restricted stock unit settlement	483,623	5	(5)	—	—	—
Restricted stock unit settlement	9,998	—	—	—	—	—
Forfeited restricted share awards	(31,000)	—	—	—	—	—
Stock-based compensation expense	—	—	701	—	—	701
Balance at March 31, 2018	23,094,617	$231	$581,898	$(522,710)	$382	$59,801

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,396)	$(2,661)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,065	2,011
Operating lease right-of-use asset expense	1,135	—
Amortization of deferred loan costs	56	8
Noncash interest expense	—	278
Stock-based compensation expense	1,384	1,945
Foreign currency transaction losses (gains) on short-term intercompany balances	206	(220)
Deferred income taxes	—	169
Changes in operating assets and liabilities
Restricted cash	(53)	(61)
Billed receivables	4,413	5,944
Unbilled receivables	939	(44)
Prepaid expenses and other current assets	516	369
Other assets	(12)	16
Accounts payable and accrued expenses	(3,048)	(1,645)
Accrued payroll and related expenses	(4,938)	(4,060)
Refund liabilities	(537)	144
Deferred revenue	(45)	300
Long-term incentive compensation payout	—	(5,380)
Operating lease liabilities	(1,093)	—
Other long-term liabilities	—	(82)
Net cash used in operating activities	(2,408)	(2,969)
Cash flows from investing activities:
Business acquisition, net of cash acquired	—	19
Purchases of property, equipment and software, net of disposal proceeds	(4,441)	(2,520)
Net cash used in investing activities	(4,441)	(2,501)
Cash flows from financing activities:
Repayments of credit facility	—	(1,500)
Proceeds from credit facility	8,400	1,500
Payment of deferred loan costs	(347)	—
Payment of earnout liability related to business acquisitions	(479)	—
Restricted stock repurchased from employees for withholding taxes	(504)	(1,088)
Repurchases of common stock	(2,228)	—
Proceeds from option exercises	51	2,260
Net cash provided by financing activities	4,893	1,172
Effect of exchange rates on cash and cash equivalents	170	423
Net decrease in cash and cash equivalents	(1,786)	(3,875)
Cash and cash equivalents at beginning of period	13,973	18,823
Cash and cash equivalents at end of period	$12,187	$14,948
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$325	$141
Cash paid during the period for income taxes, net of refunds received	$779	$529

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries. For further information, refer to the Consolidated Financial Statements and the related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, except for the Company’s lease policy which has been revised as a result of the implementation of a new standard effective January 1, 2019.
Significant Accounting Policies
Leases
The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property, equipment and software, net. All other leases are categorized as operating leases. The Company’s leases generally have terms that range from two to five years for equipment and two to ten years for real property.
Certain lease contracts include obligations to pay for other services, such as operations and maintenance. For leases of real property, the Company accounts for these other services as a component of the lease. For substantially all other leases, the services are accounted for separately and the Company allocates payments to the lease and other services components based on estimated stand-alone prices.
Lease liabilities are recognized at the present value of the fixed lease payments, reduced by landlord incentives using a discount rate based on similarly secured borrowings available to the Company. Lease assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the leases. Lease assets are tested for impairment in the same manner as long-lived assets used in operations. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.
When the Company has the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset, and it is reasonably certain that the Company will exercise the option, the Company considers these options in determining the classification and measurement of the lease. The Company’s leases may include variable payments based on measures that include changes in price indices, which are expensed as incurred.
Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease. Finance lease assets are amortized within operating expenses on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term. The interest component of a finance lease is included in interest expense and recognized using the effective interest method over the lease term.
Impact of Recently Issued Accounting Standards
A summary of the new accounting standards issued by the Financial Accounting Standards Board ("FASB") and included in the Accounting Standards Codification ("ASC") that apply to PRGX is included below:
Adopted by the Company in Fiscal Year 2019
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption.

Effective January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective approach provided by ASU 2018-11. The Company elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classifications. The Company also elected the short-term lease practical expedient, which allowed the Company to not recognize leases with a term of less than twelve months on our consolidated balance sheets. In addition, the Company elected the lease and non-lease components practical expedient, for real property assets, which allowed us to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of approximately $14.4 million, with no material cumulative effect adjustment to retained earnings as of the date of adoption. The adoption of this standard did not have a material impact on our consolidated statements of operations or cash flows.
Operating leases are included in Operating lease right-of-use assets, Current portion of operating lease liabilities and Long-term operating lease liabilities on the Company's Condensed Consolidated Balance Sheet.
Accounting Standards Not Yet Adopted
FASB ASU 2018-13 - In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Upon the effective date, certain provisions are to be applied prospectively, while others are to be applied retrospectively to all periods presented. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. We are currently evaluating the effect of this standard on our consolidated financial statement disclosures. Since this standard only affects disclosure requirements, it is not expected to have an impact on the Company's consolidated financial statements.
(2) Net Loss Per Common Share
The following table sets forth the computations of basic and diluted net loss per common share for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss from continuing operations	$(4,241)	$(2,328)
Net loss from discontinued operations	$(155)	$(333)

Denominator:
Weighted-average common shares outstanding	22,610	22,573
Basic and diluted net loss per common share from continuing operations	$(0.19)	$(0.10)
Basic and diluted net loss per common share from discontinued operations	(0.01)	(0.01)
Total basic and diluted net loss per common share	$(0.20)	$(0.11)

Anti-dilutive securities awarded under equity compensation plans excluded from diluted net loss per share calculation	4,139	1,466

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
During the three months ended March 31, 2019, equity awards were granted to certain key employees. The awards included stock options and nonvested stock awards (restricted stock, restricted stock units, and performance-based restricted stock units ("PBUs")).
Summary of Grant Activity
The following is a summary of grant activity for the three months ended March 31, 2019 (in thousands, except number of awards):

	Three Months Ended March 31, 2019
	# of Awards Granted	Grant Date Fair Value
Stock options	190,000	$551
Restricted stock	333,552	2,824
Restricted stock units	34,000	273
PBUs	19,377	174
	576,929	$3,822
The awards granted in the three months ended March 31, 2019 had the following terms:

•	The stock options vest over three years in approximately equal annual installments commencing one year after the grant date.

•	130,436 shares of the restricted stock vest over three years in approximately equal annual installments and 237,116 shares of the restricted stock vest one year from the grant date.

•	The restricted stock units vest one year from the grant date.

•
The vesting of the PBUs is subject to the satisfaction of certain specified financial performance conditions for the two-year performance period ending on December 31, 2019. PBUs that vest will be settled in shares of the Company's common stock. Stock-based compensation expense for these PBUs is being recognized at the target level of financial performance, as if 100% of the awards will vest.

Additional Information

As of March 31, 2019, there were approximately 2.6 million shares available for future grant under the 2017 EICP.
Stock-based compensation expense for the three months ended March 31, 2019 and 2018 was $1.4 million and $1.9 million, respectively and is included in Selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations. As of March 31, 2019, there was $9.4 million of unrecognized stock-based compensation expense related to the Company's outstanding equity awards which will be recognized over approximately 1.8 years.
During the three months ended March 31, 2019, the Company issued 203,524 shares of common stock related to the vesting of PBU awards granted in 2017 and 2018.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Discontinued Operations
As of December 31, 2015, the Company discontinued its Healthcare Claims Recovery Audit ("HCRA") services business. PRGX entered into agreements with third parties to fulfill its Medicare recovery audit contractor ("RAC") program subcontract obligations to audit Medicare payments and provide support for claims appeals and assigned its remaining Medicaid contract to another party. One of the third-party Medicare RAC-related contracts has been settled and the results are reflected in these financial statements. The Company will continue to incur certain expenses until the remaining Medicare RAC contracts are concluded. Associated with the discontinued HCRA services business, the Company has an accrued liability for outstanding Medicare RAC appeals of approximately $2.0 million and a receivable of approximately $1.7 million for unpaid claims as of March 31, 2019. The HCRA services business is reported as Discontinued Operations in accordance with GAAP.
The following table presents the discontinued operations of the HCRA services business in the Consolidated Statement of Operations, for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue, net	$—	$—
Cost of sales	149	329
Selling, general and administrative expense	6	3
Depreciation and amortization	—	1
Loss from discontinued operations before income taxes	$(155)	$(333)
Income tax expense	—	—
Net loss from discontinued operations	$(155)	$(333)
The following table presents the discontinued operations of the HCRA services business in the Consolidated Statements of Cash Flows, for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(155)	$(332)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	—
Decrease in cash and cash equivalents	$(155)	$(332)
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three months ended March 31, 2019 and 2018 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended March 31, 2019
Revenue, net	$27,373	$9,759	$1,672	$—	$38,804
Net loss from continuing operations					(4,241)
Income tax expense					168
Interest expense, net					473
EBIT	$6,004	$313	$(2,145)	$(7,772)	$(3,600)
Depreciation of property, equipment and software	1,762	162	279	—	2,203
Amortization of intangible assets	438	37	387	—	862
EBITDA	$8,204	$512	$(1,479)	$(7,772)	$(535)
Other loss (income)	—	9	—	(28)	(19)
Foreign currency transaction (gains) losses on short-term intercompany balances	(73)	399	(6)	(114)	206
Transformation, severance, and other expenses	128	123	18	428	697
Stock-based compensation	—	—	—	1,384	1,384
Adjusted EBITDA	$8,259	$1,043	$(1,467)	$(6,102)	$1,733

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended March 31, 2018
Revenue, net	$25,958	$10,027	$736	$—	$36,721
Net loss from continuing operations					(2,328)
Income tax expense					787
Interest expense, net					398
EBIT	$5,725	$1,548	$(1,721)	$(6,695)	$(1,143)
Depreciation of property, equipment and software	897	142	184	—	1,223
Amortization of intangible assets	337	61	390	—	788
EBITDA	$6,959	$1,751	$(1,147)	$(6,695)	$868
Other loss (income)	—	49	—	(37)	12
Foreign currency transaction losses (gains) on short-term intercompany balances	57	(229)	(9)	(39)	(220)
Transformation, severance, and other expenses	63	543	68	—	674
Stock-based compensation	—	—	—	1,945	1,945
Adjusted EBITDA	$7,079	$2,114	$(1,088)	$(4,826)	$3,279

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
In connection with the closing of the BOA Credit Facility, PRGX borrowed $30.0 million under the Revolver, substantially all of which was used to prepay in full the approximately $29.0 million in outstanding indebtedness owed to the lenders under PRGX’s pre-existing Amended & Restated Revolving Credit Agreement, dated December 23, 2014, as amended from time to time, by and among PRGX, PRGX-USA, the several banks and other financial institutions and lenders from time to time party thereto and SunTrust Bank, in its capacity as administrative agent for the lenders (the "SunTrust Credit Facility"), and to terminate that prior credit facility in its entirety. There were no early termination penalties associated with the termination of the SunTrust Credit Facility.
The BOA Credit Facility will mature on March 14, 2024. Interest is payable quarterly in arrears. There are no prepayment penalties in the event the Company elects to prepay and terminate the BOA Credit Facility prior to its scheduled maturity date, subject to breakage and redeployment costs in certain limited circumstances.
The Revolver bears interest at a rate per annum comprised of a specified index rate based on LIBOR plus an applicable interest rate margin determined under the BOA Credit Facility. For U.S. Dollar denominated loans under the Revolver, at the option of the Borrowers, such loans shall bear interest at a rate per annum equal to (x) the LIBOR daily floating rate plus an applicable interest rate margin determined under the BOA Credit Facility or (y) the base rate plus the applicable interest rate margin, each as determined under the BOA Credit Facility. Although the Company does not anticipate the need for Swingline Loans, were any Swingline Loans to be made they would bear interest at the base rate plus the applicable interest rate margin for base rate loans, each as determined under the BOA Credit Facility. The applicable interest rate margin varies from 1.50% per annum to 2.25% per annum, for LIBOR daily floating rate loans, and from 0.50% per annum to 1.25% per annum, for loans based on the base rate, and in either case depending on the Company’s consolidated leverage ratio, and is determined in accordance with a pricing grid under the BOA Credit Facility. On March 14, 2019, the closing date under the BOA Credit Facility, the applicable interest rate (inclusive of the applicable interest rate margin) for LIBOR daily floating rate loans (the only type outstanding on the closing date) was 3.89% per annum.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of March 31, 2019	As of December 31, 2018
Credit facility(1)	$30,000	$21,600
DFC (2)	(345)	(65)
Net credit facility	29,655	21,535
Finance lease obligations(1)	54	66
Total debt	29,709	21,601
Less: Current portion of long-term debt	48	48
Long-term debt, excluding current portion	$29,661	$21,553

(1)	Principal portion of long-term debt. Refer to Future Commitments table below for principal payments to be made on long-term debt.

(2)	DFC refers to deferred financing costs related to the Company's long-term debt.
Future Commitments
The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s finance lease agreements for each of the fiscal years presented in the table below (in thousands):

Year Ended December 31,
2019	$48
2020	6
2021	—
2022	—
2023	—
2024	30,000
Total	$30,054
(6) Fair Value of Financial Instruments
The Company records cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled receivables, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items.
The Company records bank debt, if any, as of the period end date based on the effective borrowing rate and repayment terms when originated. The Company had $30.0 million in bank debt outstanding as of March 31, 2019 and $21.6 million in bank debt outstanding as of December 31, 2018. The Company believes the carrying value of the bank debt approximates its fair value. The Company considers the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).
The Company had $3.8 million of business acquisition obligations as of March 31, 2019, and $4.2 million of business acquisition obligations as of December 31, 2018. The Company's business acquisition obligations represent the estimated fair value of the deferred consideration and projected earn-out payments due as of the end of the reporting period. The Company determines the estimated fair value of business acquisition obligations based on its projections of future revenue and profits or other factors used in the calculation of the ultimate payment(s) to be made. The discount rate that the Company uses to value the liability is based on specific business risk, cost of capital, and other factors. The Company considers these factors to be Level 3 inputs (significant unobservable inputs).
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
(9) Leases
The Company primarily leases office space and certain office equipment using noncancelable operating leases. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the implicit rate is not readily determinable in most of the Company's lease agreements, the Company uses its estimated secured incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease terms. Certain of our lease agreements include variable lease payments, primarily related to common area maintenance, insurance and taxes. The variable portion of payments is not included in the initial measurement of the right-of-use asset or lease liability due to the uncertainty of the payment amount and are recorded as lease expense in the period incurred.
The Company's leases have original lease periods expiring between 2019 and 2027, which may include the option to extend the lease when it is reasonably certain the Company will exercise that option. The Company does not have lease agreements with residual value guarantees, sale leaseback terms or material restrictive covenants.
The components of lease expense, lease term and discount rate are as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$1,266
Short-term lease cost	21
Variable lease cost	43
Sublease income	(17)
Total lease cost	$1,313

Weighted Average Remaining Lease Term	3.5
Weighted Average Discount Rate	4.1%

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2019 (in thousands):

Operating Leases
The remainder of 2019	$3,737
2020	4,359
2021	3,488
2022	1,434
2023	641
Thereafter	637
Total undiscounted cash flows	14,296
Less imputed interest	(980)
Present value of lease liabilities	$13,316

Future minimum lease payments under noncancelable operating leases including the amended lease for our principal executive offices, are as of December 31, 2018 (in thousands):

Year Ending December 31,	Gross	Sublease Income	Amount
2019	$4,974	$(72)	$4,902
2020	3,882	(74)	3,808
2021	3,248	(77)	3,171
2022	1,168	—	1,168
2023	488	—	488
Total payments	$13,760	$(223)	$13,537
Rent expense for the three months ended March 31, 2018 was $1.3 million.

Supplemental cash flow information related to the Company's operating leases are as follows (in thousands):

Three Months Ended March 31, 2019
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$14,404
Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$1,224

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Some of the information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements involve substantial risks and uncertainties including, without limitation, statements regarding future results of operations or the Company’s financial condition; the adequacy of the Company’s current working capital and other available sources of funds for capital expenditures and otherwise; the Company's goals and plans for the future, including its strategic initiatives and growth opportunities; expectations regarding future revenue and growth trends; and the expected impact of the Company’s decision to exit the Company's Healthcare Claims Recovery Audit Services business. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and its other periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation or duty to update or modify these forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law.
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
You should read the following discussion and analysis in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 and our other periodic reports filed with the Securities and Exchange Commission and the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

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
We expect to continue our information technology and product development efforts to improve our services and solutions. In 2019, we continue to increase our sales force to accelerate our acquisition of new clients and the cross-sale of solutions within our existing client base. We expect to continue investing in sales and marketing and will continue to assess the success and effectiveness of our sales and marketing efforts and the optimal level of sales and marketing investment for future periods. We also expect to continue to add headcount in product development, data services, advisory services and recovery audit to support new services and client contracts. We believe that our investments in next generation recovery audit technology will further increase the operating leverage in our recovery audit platform in future years.
Discontinued Operations
As of December 31, 2015, the Company discontinued its HCRA business. In connection with the discontinuation of that business, the Company entered into agreements with third parties to fulfill its Medicare RAC program subcontract obligations to audit Medicare payments and provide support for claims appeals and assigned its remaining Medicaid contract to another party. One of the third-party Medicare RAC-related contracts has been settled and the results are reflected in the Company's financial statements included in this report. The Company will continue to incur certain expenses until the remaining Medicare RAC contracts and relationships are concluded.
Results of Operations from Continuing Operations
The discussions and financial results in this Item 2 reflect our results from continuing operations.
The following table sets forth the percentage of revenue represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Revenue, net	100.0%	100.0%
Operating expenses:
Cost of revenue	65.0	67.5
Selling, general and administrative expenses	35.9	30.7
Depreciation of property, equipment and software	5.7	3.3
Amortization of intangible assets	2.2	2.1
Total operating expenses	108.8	103.6%
Operating loss from continuing operations	(8.8)	(3.6)
Foreign currency transaction losses (gains) on short-term intercompany balances	0.5	(0.6)
Interest expense, net	1.2	1.1
Net loss from continuing operations before income tax	(10.5)	(4.1)
Income tax expense	—	2.1
Net loss from continuing operations	(10.5)%	(6.2)%
Three Months Ended March 31, 2019 Compared to the Corresponding Period of the Prior Year
Revenue, net. Revenue, net was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Recovery Audit Services – Americas	$27,373	$25,958	5.5%
Recovery Audit Services – Europe/Asia-Pacific	9,759	10,027	(2.7)%
Adjacent Services	1,672	736	127.2%
Total	$38,804	$36,721	5.7%

Consolidated revenue for the three months ended March 31, 2019 increased compared to the same period in 2018. Below is a discussion of our revenue for our three reportable segments.
Recovery Audit Services – Americas revenue increased for the three months ended March 31, 2019 compared to the same period in 2018. The year-over-year growth in revenue was led by our U.S. commercial recovery audit business.
Recovery Audit Services – Europe/Asia-Pacific revenue decreased for the three months ended March 31, 2019 compared to the same period in 2018. The year-over-year decrease was a result of lower than expected revenues in Europe.
Adjacent Services revenue increased for the three months ended March 31, 2019 compared to the same period in 2018. The year-over-year growth in revenue was attributable to both advisory services and Software-as-a-Service solution.
Cost of Revenue (“COR”). COR consists principally of commissions and other forms of variable compensation we pay to our auditors based primarily on the level of overpayment recoveries and/or profit margins derived therefrom, fixed auditor salaries, our data services costs allocated to client projects, compensation paid to various types of hourly support staff and salaries for operational and client service managers for our recovery audit services and our Adjacent Services businesses. COR also includes other direct and indirect costs incurred by these personnel, including office rent, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. A significant portion of the components comprising COR is variable and will increase or decrease with increases or decreases in revenue. Since the timing of our recognition of recovery audit revenue is impacted by the timing of claims recovery by our clients, which can often take between two and four months for a typical recovery audit engagement and even longer for the more complex contract compliance engagements, our revenue growth may lag incremental variable COR as we grow.
COR was as follows (in thousands):

	Three Months Ended March 31,			% of Revenue
	2019	2018	Change	2019	2018
Recovery Audit Services – Americas	$15,863	$16,151	(1.8)%	58.0%	62.2%
Recovery Audit Services – Europe/Asia-Pacific	6,726	7,085	(5.1)%	68.9%	70.7%
Adjacent Services	2,646	1,561	69.5%	158.3%	212.1%
Total	$25,235	$24,797	1.8%	65.0%	67.5%
COR as a percentage of revenue for Recovery Audit Services - Americas improved from 62.2% in the first quarter of 2018 to 58.0% in the first quarter of 2019. The improvement in COR for Recovery Audit Services - Americas as a percentage of revenue in the three months ended March 31, 2019 is primarily due to the increase in revenue and our continued operational process improvements.
COR as a percentage of revenue for Recovery Audit Services - Europe/Asia-Pacific improved from 70.7% in the first quarter of 2018 to 68.9% for the first quarter of 2019. The improvement in COR for Recovery Audit Services - Europe/Asia-Pacific as a percentage of revenue in the three months ended March 31, 2019 is primarily due to improved operational processes.
COR as a percentage of revenue for Adjacent Services improved from 212.1% in the first quarter of 2018 to 158.3% in the first quarter of 2019. The improvement in Adjacent Services COR is primarily related to the increased year-over-year revenue.

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
SG&A expenses were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Recovery Audit Services – Americas	$3,379	$2,791	21.1%
Recovery Audit Services – Europe/Asia-Pacific	2,113	1,371	54.1%
Adjacent Services	511	331	54.4%
Subtotal for reportable segments	6,003	4,493	33.6%
Corporate Support	7,914	6,771	16.9%
Total	$13,917	$11,264	23.6%
Recovery Audit Services – Americas SG&A expenses increased for the three months ended March 31, 2019, compared to the first quarter of 2018. The year-over-year increase in expense was primarily due to our investment in our sales organization.
Recovery Audit Services – Europe/Asia-Pacific SG&A expenses increased for the three months ended March 31, 2019 compared to the first quarter of 2018. The year-over-year increase in expense was primarily due to bad debt expense and additional training and development activities.
Adjacent Services SG&A expenses increased for the three months ended March 31, 2019, compared to the first quarter of 2018. The year-over-year increase was primarily related to higher project related costs.
Corporate Support SG&A increased for the three months ended March 31, 2019, compared to the first quarter of 2018. Corporate Support SG&A includes stock-based compensation expense of $1.4 million and $1.9 million, respectively. Excluding stock-based compensation expense, Corporate Support SG&A expenses increased for the three months ended March 31, 2019, compared to the first quarter of 2018, primarily as a result of our investment in product innovation.

Depreciation of property, equipment and software. Depreciation of property, equipment and software was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Recovery Audit Services – Americas	$1,762	$897	96.4%
Recovery Audit Services – Europe/Asia-Pacific	162	142	14.1%
Adjacent Services	279	184	51.6%
Total	$2,203	$1,223	80.1%
Depreciation expense increased for the three months ended March 31, 2019, as a result of the increased level of capital expenditures and assets placed into service compared to the same period in 2018.
Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Recovery Audit Services – Americas	$438	$337	30.0%
Recovery Audit Services – Europe/Asia-Pacific	37	61	(39.3)%
Adjacent Services	387	390	(0.8)%
Total	$862	$788	9.4%

Generally, we amortize the customer relationship and trademark intangible assets we record in connection with an acquisition on an accelerated basis over six years or longer, and we amortize non-compete agreements and trade names on a straight-line basis over five years or less. This methodology results in higher amortization immediately following an acquisition, and declining expense in subsequent periods. Amortization expense increased for the three months ended March 31, 2019, compared to the same period in 2018.
Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany receivables from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three months ended March 31, 2019, we recorded foreign currency transaction losses of $0.2 million on short-term intercompany balances compared to gains of $0.2 million for the same period in 2018.
Interest Expense, net. Interest expense, net increased $0.1 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase is primarily due to increased borrowings under our credit facility.
Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors have resulted in minimal income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three months ended March 31, 2019 and 2018 primarily results from taxes on the income of certain of our foreign subsidiaries.
As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to the future realization of deferred tax assets. Over the next twelve months, management may be in the position to have sufficient positive evidence to release partially or in full the valuation allowance held over our U.S. deferred tax assets.

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
EBIT, EBITDA and Adjusted EBITDA are all “non-GAAP financial measures” presented as supplemental measures of the Company’s performance. They are not presented in accordance with accounting principles generally accepted in the United States ("GAAP"). We believe these measures provide additional meaningful information in evaluating our performance over time, and that the rating agencies and a number of lenders use EBITDA and similar measures for similar purposes. In addition, a measure similar to Adjusted EBITDA is used in the restrictive covenants contained in our secured credit facility. However, EBIT, EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as substitutes for analysis of our results as reported under GAAP. The adjustments impacting the calculations of EBIT, EBITDA and Adjusted EBITDA may vary from period to period and in the future, we expect to incur expenses of a similar nature such as those used in calculating these measures. Our presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items.
A reconciliation of consolidated net loss to each of EBIT, EBITDA and Adjusted EBITDA for the periods presented in this report are as follows (in thousands):
EBIT, EBITDA, and Adjusted EBITDA

	Three Months Ended March 31,
	2019	2018	Change
Net loss	$(4,396)	$(2,661)	65.2%
Income tax expense	168	787	(78.7)%
Interest expense, net	473	398	18.8%
EBIT	(3,755)	(1,476)	154.4%
Depreciation of property, equipment and software	2,203	1,224	80.0%
Amortization of intangible assets	862	788	9.4%
EBITDA	(690)	536	(228.7)%
Foreign currency transaction losses (gains) on short-term intercompany balances	206	(220)	(193.6)%
Transformation, severance, and other expenses	697	674	3.4%
Other (income) loss	(19)	12	(258.3)%
Stock-based compensation	1,384	1,945	(28.8)%
Adjusted EBITDA	$1,578	$2,947	(46.5)%
Adjusted EBITDA from continuing operations	$1,733	$3,279	(47.1)%

Transformation, severance, and other expenses for the three months ended March 31, 2019 increased compared to the same period in 2018. Transformation, severance, and other expenses fluctuate as we evolve our business or adjust our cost structure.
Stock-based compensation for the three months ended March 31, 2019 decreased compared to the same period in 2018 primarily due to lower compensation expense associated with our outstanding stock appreciation rights.
Adjusted EBITDA
We include a detailed calculation of Adjusted EBITDA by segment in Note 4 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q. A summary of Adjusted EBITDA, from continuing operations by segment, for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Recovery Audit Services – Americas	$8,259	$7,079	16.7%
Recovery Audit Services – Europe/Asia-Pacific	1,043	2,114	(50.7)%
Adjacent Services	(1,467)	(1,088)	(34.8)%
Subtotal for reportable segments	7,835	8,105	(3.3)%
Corporate Support	(6,102)	(4,826)	(26.4)%
Total	$1,733	$3,279	(47.1)%
Adjusted EBITDA for the three months ended March 31, 2019 decreased compared to the same period in 2018. Adjusted EBITDA as a percentage of revenue decreased for the quarter ended March 31, 2019 compared to the same period in 2018.
Recovery Audit Services – Americas Adjusted EBITDA increased for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to increased revenues which were partially offset by the investment in our sales team.
Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA decreased for the three months ended March 31, 2019 compared to the same period in 2018. The decrease was primarily due to changes in foreign currency exchange rates and increased bad debt expenses.
Adjacent Services Adjusted EBITDA decreased for the three months ended March 31, 2019 compared to the same period in 2018. The decrease was primarily a result of increased investment in personnel.
Corporate Support Adjusted EBITDA decreased for the three months ended March 31, 2019 compared to the same period in 2018. The decrease was primarily due to the investment in our product innovation and marketing teams.
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
As of March 31, 2019, we had $12.2 million in cash and cash equivalents and $30.0 million of borrowings under our credit facility with Bank of America, N.A. ("BOA"). As of March 31, 2019, the limit on our credit facility was $60.0 million and, subject to compliance with the covenants under our credit facility, we had $30.0 million of availability for additional borrowings. As of March 31, 2019, the Company was in compliance with the covenants in its BOA credit facility.
The $12.2 million in cash and cash equivalents includes $0.7 million held at banks in the U.S. and the remainder held at banks in other jurisdictions, primarily, in Canada, the United Kingdom, France, Australia, India, Spain and Hong Kong. Certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign jurisdictions that could be used in, or is needed by, our operations in the U.S., we may incur significant penalties and/or taxes to repatriate these funds. Generally, we have not provided for deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. However, we do not consider the earnings of our Canadian subsidiary to be permanently reinvested, and have provided for deferred taxes relating to the potential repatriation of the funds held in Canada.
Our cash and cash equivalents as of March 31, 2019 included short-term investments of approximately $2.8 million, the majority of which was held at banks outside of the United States, primarily in Canada, Brazil and Argentina.

Operating Activities. Net cash used in operating activities was $2.4 million and $3.0 million for the three months ended March 31, 2019 and 2018, respectively. These amounts consist of two components, specifically, net loss adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, non-cash interest expense, foreign currency transaction losses (gains) on short term intercompany balances and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net loss	$(4,396)	$(2,661)
Adjustments for certain non-cash items	5,846	4,191
	1,450	1,530
Changes in operating assets and liabilities	(3,858)	(4,499)
Net cash used in operating activities	$(2,408)	$(2,969)
Investing Activities. Net cash used in investing activities was $4.4 million for the three months ended March 31, 2019, and $2.5 million for the three months ended March 31, 2018, the increase is primarily due to purchases of property and equipment to upgrade the Company's technology infrastructure, computer equipment, and to develop new analytics tools.
Financing Activities. Net cash provided by financing activities was $4.9 million for the three months ended March 31, 2019, primarily resulting from $8.4 million in net borrowings offset by $2.3 million in repurchases of common stock. Net cash provided by financing activities was $1.2 million for the three months ended March 31, 2018, due to $2.3 million in proceeds from option exercises, offset by $1.1 million in restricted stock surrendered by employees to satisfy withholding taxes.
Future Cash Requirements and Restrictions
We expect our capital expenditures to continue through the remainder of 2019 at a rate slightly higher than 2018, primarily for technology infrastructure and software development. Capital expenditures are discretionary, and we currently expect to continue to make capital expenditures to enhance our information technology infrastructure (both hardware and software) and analytics tools in the foreseeable future. Should we experience a change in our operating results, we may alter our capital expenditure plan in accordance with the needs of the Company.
We believe that our existing cash and cash equivalent balances, cash provided from operations, and borrowings available under the Company's BOA credit facility will provide sufficient liquidity to meet our operating and capital expenditure needs for existing operations during the next twelve months.
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
PRGX has borrowed $30.0 million under the Revolver, substantially all of which was used to prepay in full the approximately $29.0 million in outstanding indebtedness owed to the lenders under PRGX’s pre-existing Amended & Restated Revolving Credit Agreement, dated December 23, 2014, as amended from time to time, by and among PRGX, PRGX-USA, the several banks and other financial institutions and lenders from time to time party thereto and SunTrust Bank, in its capacity as administrative agent for the lenders (the "SunTrust Credit Facility"), and to terminate the SunTrust Credit Facility in its entirety. There were no early termination penalties associated with the termination of the SunTrust Credit Facility. The terms of the SunTrust Credit Facility are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and the Company's other SEC filings.

The BOA Credit Facility will mature on March 14, 2024. Interest is payable quarterly in arrears. There are no prepayment penalties in the event the Company elects to prepay and terminate the BOA Credit Facility prior to its scheduled maturity date, subject to breakage and redeployment costs in certain limited circumstances.
The Revolver bears interest at a rate per annum comprised of a specified index rate based on LIBOR plus an applicable interest rate margin determined under the BOA Credit Facility. For U.S. Dollar denominated loans under the Revolver, at the option of the Borrowers, such loans shall bear interest at a rate per annum equal to (x) the LIBOR daily floating rate plus an applicable interest rate margin determined under the BOA Credit Facility or (y) the base rate plus the applicable interest rate margin, each as determined under the BOA Credit Facility. Although the Company does not anticipate the need for Swingline Loans, were any Swingline Loans to be made they would bear interest at the base rate plus the applicable interest rate margin for base rate loans, each as determined under the BOA Credit Facility. The applicable interest rate margin varies from 1.50% per annum to 2.25% per annum, for LIBOR daily floating rate loans, and from 0.50% per annum to 1.25% per annum, for loans based on the base rate, and in either case depending on the Company’s consolidated leverage ratio, and is determined in accordance with a pricing grid under the BOA Credit Facility. On March 14, 2019, the closing date under the BOA Credit Facility, the applicable interest rate (inclusive of the applicable interest rate margin) for LIBOR daily floating rate loans (the only type outstanding on the closing date) was 3.89% per annum.
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
Capital Allocation
The Company allocates its capital resources to invest in the capital expenditures and operations as needed to execute its business strategy. Today, this includes our investments in our sales and marketing organization, our information technology infrastructure and talent, and our technology solutions. We also look for merger and acquisition opportunities that advance our growth strategy or accelerate our acquisition of key technologies. Finally, we look to return capital to our investors.
On February 21, 2014, the Company's Board of Directors authorized a stock repurchase program under which the Company could repurchase up to $10.0 million of the Company's common stock from time to time through March 31, 2015. Since 2014, the original authorization of the stock repurchase program, the Board of Directors has modified the program from time to time to increase the repurchase limit to $75 million and extend the expiration date to December 31, 2019. Since the February 2014 announcement of the program, the Company has repurchased 9.3 million shares of its common stock for an aggregate cost of $50.8 million. These shares were retired and accounted for as a reduction to Shareholders' Equity in the Consolidated Balance Sheet. Direct costs incurred to acquire the shares are included in the total cost of the shares. As of May 3, 2019, the Company has approximately 23.5 million shares of common stock outstanding.
The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
Off-Balance Sheet Arrangements
As of March 31, 2019, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

Critical Accounting Policies
We describe the Company’s significant accounting policies in Note 1 of the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2018. We consider certain of these accounting policies to be “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. We identify and discuss these “critical” accounting policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in our critical accounting policies since December 31, 2018.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the translated value of foreign functional currency results in lower net income. When the U.S. dollar weakens, the translated value of the foreign functional currency results in higher net income. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three months ended March 31, 2019, we recognized $1.9 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.2 million for the three months ended March 31, 2019. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under our Bank of America ("BOA") credit facility, if any. As of March 31, 2019, we had $30.0 million of borrowing availability under our BOA revolving credit facility and $30.0 million borrowed under the BOA credit facility as of that date. The Revolver bears interest under the BOA Credit Facility at a rate per annum comprised of a specified index rate based on LIBOR plus an applicable interest rate margin determined under the BOA Credit Facility. The loan shall bear interest under the BOA Credit Facility at a rate per annum equal to (x) the LIBOR daily floating rate plus an applicable interest rate margin determined under the BOA Credit Facility or (y) the base rate plus the applicable interest rate margin, each as determined under the BOA Credit Facility. Although the Company does not anticipate the need for Swingline Loans, were any Swingline Loans to be made they would bear interest at the base rate plus the applicable interest rate margin for base rate loans, each as determined under the BOA Credit Facility. The applicable interest rate margin varies from 1.50% per annum to 2.25% per annum, for LIBOR daily floating rate loans, and from 0.50% per annum to 1.25% per annum, for loans based on the base rate, and in either case depending on the Company’s consolidated leverage ratio, and is determined in accordance with a pricing grid under the BOA Credit Facility. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.6 million change in annual pre-tax income.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s current credit facility prohibits the payment of any cash dividends on the Company’s capital stock.
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2019.

2019	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
January 1 - January 31	189,057	$9.11	189,057	$—
February 1 - February 28	55,708	$9.25	54,698	$—
March 1 - March 31	60,571	$8.15	—	$—
	305,336	$8.95	243,755	$24.2
(a) Amount includes shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock awards that vested during the three months ended March 31, 2019.
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

10.1
Credit Agreement dated as of March 14, 2019 among PRGX Global, Inc. and PRGX USA, Inc., as borrowers, Bank of America, N.A. and Synovus Bank, as lenders, and Bank of America, N.A., as administrative agent, letter-of-credit issuer, and swingline lender (incorporated by reference to Exhibit 10.52 to the Registrant's Form 10-K for the year ended December 31, 2018).

10.2
Security and Pledge Agreement dated as of March 14, 2019 among PRGX Global, Inc., PRGX USA, Inc., and the other direct and indirect subsidiaries of PRGX Global, Inc. signatory thereto, as grantors, in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.53 to the Registrant's Form 10-K for the year ended December 31, 2018).

10.3	Employment Agreement dated January 3, 2019, by and between Kurt J. Abkemeier and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on January 7, 2019).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2019.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2019.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2019.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

May 9, 2019	By:	/s/ Ronald E. Stewart
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

May 9, 2019	By:	/s/ Kurt J. Abkemeier
Kurt J. Abkemeier
Chief Financial Officer and Treasurer (Principal Financial Officer)