Form 10-Q
period 2019-06-30
PRGX GLOBAL, INC.
filed 2019-08-09
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Common shares of the registrant outstanding at August 2, 2019 were 23,607,264.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue, net	$41,974	$42,102	$80,778	$78,823
Operating expenses:
Cost of revenue	26,312	27,389	51,547	52,186
Selling, general and administrative expenses	15,748	12,809	29,665	24,073
Depreciation of property, equipment and software assets	2,381	2,360	4,584	3,583
Amortization of intangible assets	872	864	1,734	1,652
Total operating expenses	45,313	43,422	87,530	81,494

Operating loss from continuing operations	(3,339)	(1,320)	(6,752)	(2,671)
Foreign currency transaction (gains) losses on short-term intercompany balances	(77)	880	129	660
Interest expense, net	592	486	1,065	884
Other loss (income)	11	5	(8)	17
Loss from continuing operations before income tax	(3,865)	(2,691)	(7,938)	(4,232)
Income tax expense	311	189	479	976
Net loss from continuing operations	$(4,176)	$(2,880)	$(8,417)	$(5,208)

Discontinued operations:
Loss from discontinued operations	$(103)	$(26)	$(258)	$(359)
Income tax expense	—	—	—	—
Net loss from discontinued operations	$(103)	$(26)	$(258)	$(359)

Net loss	$(4,279)	$(2,906)	$(8,675)	$(5,567)

Basic loss per common share (Note 2):
Basic loss from continuing operations	$(0.18)	$(0.13)	$(0.37)	$(0.23)
Basic loss from discontinued operations	—	—	(0.01)	(0.01)
Total basic loss per common share	$(0.18)	$(0.13)	$(0.38)	$(0.24)

Diluted loss per common share (Note 2):
Diluted loss from continuing operations	$(0.18)	$(0.13)	$(0.37)	$(0.23)
Diluted loss from discontinued operations	—	—	(0.01)	(0.01)
Total diluted loss per common share	$(0.18)	$(0.13)	$(0.38)	$(0.24)

Weighted-average common shares outstanding (Note 2):
Basic	22,763	23,283	22,687	22,930
Diluted	22,763	23,283	22,687	22,930
See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(4,279)	$(2,906)	$(8,675)	$(5,567)
Foreign currency translation adjustments	(269)	(666)	244	(391)
Comprehensive loss	$(4,548)	$(3,572)	$(8,431)	$(5,958)

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$11,504	$13,973
Restricted cash	146	46
Receivables:
Contract receivables, less allowances of $1,999 in 2019 and $1,024 in 2018
Billed	37,429	43,878
Unbilled	4,344	2,987
	41,773	46,865
Employee advances and miscellaneous receivables, less allowances of $268 in 2019 and $176 in 2018	98	567
Total receivables	41,871	47,432
Prepaid expenses and other current assets	4,517	3,144
Total current assets	58,038	64,595
Property, equipment and software	71,489	65,252
Less accumulated depreciation and amortization	(47,819)	(43,224)
Property, equipment and software, net	23,670	22,028
Operating lease right-of-use assets (Note 9)	11,152	—
Goodwill	17,528	17,531
Intangible assets, less accumulated amortization of $45,085 in 2019 and $43,370 in 2018	13,207	14,945
Unbilled receivables	1,103	1,608
Deferred income taxes	3,575	3,561
Other assets	562	561
Total assets	$128,835	$124,829
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,064	$7,515
Accrued payroll and related expenses	9,906	15,073
Current portion of operating lease liabilities (Note 9)	4,161	—
Refund liabilities	6,196	6,497
Deferred revenue	2,141	2,428
Current portion of debt (Note 5)	42	48
Business acquisition obligations (Note 6)	4,000	4,162
Total current liabilities	29,510	35,723

Long-term debt (Note 5)	32,628	21,553
Long-term operating lease liabilities (Note 9)	7,647	—
Refund liabilities	65	100
Deferred income taxes (Note 8)	666	666
Other long-term liabilities	9	458
Total liabilities	70,525	58,500
Commitments and contingencies (Note 7)
Shareholders’ equity (Note 2):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 23,611,403 shares issued and outstanding at June 30, 2019 and 23,186,258 shares issued and outstanding at December 31, 2018	236	232
Additional paid-in capital	582,982	582,574
Accumulated deficit	(524,131)	(515,456)
Accumulated other comprehensive loss	(777)	(1,021)
Total shareholders’ equity	58,310	66,329
Total liabilities and shareholders' equity	$128,835	$124,829
See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at March 31, 2019	23,438,058	$234	$581,356	$(519,852)	$(508)	$61,230
Net loss	—	—	—	(4,279)		(4,279)
Foreign currency translation adjustments	—	—	—	—	(269)	(269)
Issuances of common stock:
Restricted share awards	183,403	2	(2)	—	—	—
Restricted shares remitted by employees for taxes	(38,304)	—	(246)	—	—	(246)
Stock option exercises	35,319	—	170	—	—	170
Restricted stock unit settlement	17,517	—	—	—	—	—
Forfeited restricted share awards	(24,590)	—	—	—	—	—
Stock-based compensation expense	—	—	1,704	—	—	1,704
Balance at June 30, 2019	23,611,403	$236	$582,982	$(524,131)	$(777)	$58,310

Balance at March 31, 2018	23,094,617	$231	$581,898	$(522,710)	$382	$59,801
Net loss	—	—	—	(2,906)		(2,906)
Foreign currency translation adjustments	—	—	—	—	(666)	(666)
Issuances of common stock:
Restricted share awards	285,885	3	(3)	—	—	—
Restricted shares remitted by employees for taxes	(20,195)	—	(191)	—	—	(191)
Stock option exercises	158,303	2	1,002	—	—	1,004
Restricted stock unit settlement	8,936	—	—	—	—	—
Forfeited restricted share awards	(56,924)	(1)	1	—	—	—
Stock-based compensation expense	—	—	761	—	—	761
Balance at June 30, 2018	23,470,622	$235	$583,468	$(525,616)	$(284)	$57,803

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at December 31, 2018	23,186,258	$232	$582,574	$(515,456)	$(1,021)	$66,329
Net loss	—	—	—	(8,675)	—	(8,675)
Foreign currency translation adjustments	—	—	—	—	244	244
Issuances of common stock:
Restricted share awards	516,955	5	(5)	—	—	—
Restricted shares remitted by employees for taxes	(99,885)	(1)	(749)	—	—	(750)
Stock option exercises	45,380	—	221	—	—	221
Performance-based restricted stock unit settlement	203,524	2	(2)	—	—	—
Restricted stock unit settlement	27,516	—	—	—	—	—
Forfeited restricted share awards	(24,590)	—	—	—	—	—
Repurchase of common stock	(243,755)	(2)	(2,226)	—	—	(2,228)
Stock-based compensation expense	—	—	3,169	—	—	3,169
Balance at June 30, 2019	23,611,403	$236	$582,982	$(524,131)	$(777)	$58,310

Balance at December 31, 2017	22,419,417	$224	$580,032	$(520,049)	$107	$60,314
Net loss	—	—	—	(5,567)	—	(5,567)
Foreign currency translation adjustments	—	—	—	—	(391)	(391)
Issuances of common stock:
Restricted share awards	306,385	3	(3)	—	—	—
Restricted shares remitted by employees for taxes	(155,188)	(2)	(1,277)	—	—	(1,279)
Stock option exercises	485,375	5	3,259	—	—	3,264
Performance-based restricted stock unit settlement	483,623	5	(5)	—	—	—
Restricted stock unit settlement	18,934	—	—	—	—	—
Forfeited restricted share awards	(87,924)	—	—	—	—	—
Stock-based compensation expense	—	—	1,462	—	—	1,462
Balance at June 30, 2018	23,470,622	$235	$583,468	$(525,616)	$(284)	$57,803

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,675)	$(5,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,318	5,235
Operating lease right-of-use asset expense	2,248	—
Amortization of deferred loan costs	117	32
Noncash interest expense	—	616
Stock-based compensation expense	3,046	2,818
Foreign currency transaction losses on short-term intercompany balances	129	660
Deferred income taxes	—	169
Changes in operating assets and liabilities
Billed receivables	6,593	1,211
Unbilled receivables	(851)	(1,329)
Prepaid expenses and other current assets	(1,296)	427
Other assets	(1,567)	(69)
Accounts payable and accrued expenses	(2,930)	(1,728)
Accrued payroll and related expenses	(4,970)	(3,881)
Refund liabilities	(314)	26
Deferred revenue	(292)	388
Long-term incentive compensation payout	—	(5,380)
Net cash used in operating activities	(2,444)	(6,372)
Cash flows from investing activities:
Business acquisition, net of cash acquired	—	19
Purchases of property, equipment and software, net of disposal proceeds	(7,640)	(5,327)
Net cash used in investing activities	(7,640)	(5,308)
Cash flows from financing activities:
Repayments of credit facility	(3,000)	(9,500)
Proceeds from credit facility	14,400	13,500
Payment of deferred loan costs	(394)	(28)
Payment of earnout liability related to business acquisitions	(479)	(4,000)
Restricted stock repurchased from employees for withholding taxes	(750)	(1,279)
Repurchases of common stock	(2,228)	—
Proceeds from option exercises	221	3,264
Net cash provided by financing activities	7,770	1,957
Effect of exchange rates on cash and cash equivalents	(55)	739
Net decrease in cash, cash equivalents and restricted cash	(2,369)	(8,984)
Cash, cash equivalents and restricted cash at beginning of period	14,019	18,874
Cash, cash equivalents and restricted cash at end of period	$11,650	$9,890
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$385	$177
Cash paid during the period for income taxes, net of refunds received	$1,638	$927

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
Adopted by the Company in Fiscal Year 2019
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. Effective January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective approach provided by ASU 2018-11. The Company elected certain practical expedients permitted under the transition guidance, including the election to carryforward historical lease classifications. The Company also elected the short-term lease practical expedient, which allowed the Company to not recognize leases with a term of less than twelve months on our consolidated balance sheets. In addition, the Company elected the lease and non-lease components practical expedient, for real property assets, which allowed us to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of approximately $14.4 million, with no material cumulative effect adjustment to retained earnings as of the date of adoption. The adoption of this standard did not have a material impact on our condensed Consolidated Statements of Operations or cash flows.
Operating leases are included in Operating lease right-of-use assets, Current portion of operating lease liabilities and Long-term operating lease liabilities on the Company's Condensed Consolidated Balance Sheet.
Accounting Standards Not Yet Adopted
FASB ASU 2016-13 - In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods, and early adoption is permitted. The Company currently is evaluating the effect that the adoption of this standard will have on the Company's condensed consolidated financial statements.
FASB ASU 2018-13 - In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Upon the effective date, certain provisions are to be applied prospectively, while others are to be applied retrospectively to all periods presented. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the effect of this standard on our consolidated financial statement disclosures. Since this standard only affects disclosure requirements, it is not expected to have an impact on the Company's condensed consolidated financial statements.
FASB ASU 2018-15 - In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is evaluating the impact, if any, that this pronouncement will have on its condensed consolidated financial statements.
(2) Net Loss Per Common Share
The following table sets forth the computations of basic and diluted net loss per common share for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share data):

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss from continuing operations	$(4,176)	$(2,880)	$(8,417)	$(5,208)
Net loss from discontinued operations	$(103)	$(26)	$(258)	$(359)

Denominator:
Weighted-average common shares outstanding	22,763	23,283	22,687	22,930
Basic and diluted net loss per common share from continuing operations	$(0.18)	$(0.13)	$(0.37)	$(0.23)
Basic and diluted net loss per common share from discontinued operations	—	—	(0.01)	(0.01)
Total basic and diluted net loss per common share	$(0.18)	$(0.13)	$(0.38)	$(0.24)

Anti-dilutive securities awarded under equity compensation plans excluded from diluted net loss per share calculation	4,277	3,783	4,277	3,783

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
During the three and six months ended June 30, 2019, equity awards were granted to certain key employees. The awards included stock options and nonvested stock awards (restricted stock, restricted stock units, and performance-based restricted stock units ("PBUs")).
Summary of Grant Activity
The following is a summary of grant activity for the three months ended June 30, 2019 (in thousands, except number of awards):

	Three Months Ended June 30, 2019
	# of Awards Granted	Grant Date Fair Value
Stock options	210,000	$504
Restricted stock	183,403	1,374
Restricted stock units	74,188	480
	467,591	$2,358
The awards granted in the three months ended June 30, 2019 had the following terms:

•	The stock options vest over three years in approximately equal annual installments commencing one year after the grant date.

•
104,856 shares of the restricted stock vest over two years in equal monthly installments, 60,000 shares of the restricted stock vest over three years in approximately equal annual installments and 18,547 shares of restricted stock vest one year from the grant date.

•	The restricted stock units vest one year from the grant date.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of grant activity for the six months ended June 30, 2019 (in thousands, except number of awards):

	Six Months Ended June 30, 2019
	# of Awards Granted	Grant Date Fair Value
Stock options	400,000	$1,055
Restricted stock	516,955	4,198
Restricted stock units	108,188	753
PBUs	19,377	174
	1,044,520	$6,180
The awards granted in the six months ended June 30, 2019 had the following terms:

•	The stock options vest over three years in approximately equal annual installments commencing one year after the grant date.

•	130,436 shares of the restricted stock granted during the first quarter of 2019 vest over three years in approximately equal annual installments.

•	203,116 shares of the restricted stock granted during the first quarter of 2019 vest one year from the grant date.

•	104,856 shares of the restricted stock granted during the second quarter of 2019 vest over two years in equal monthly installments.

•	60,000 shares of the restricted stock granted during the second quarter of 2019 vest over three years in approximately equal annual installments.

•	18,547 shares of the restricted stock vest one year from the grant date.

•	The restricted stock units vest one year from the grant date.

•
The vesting of the PBUs is subject to the satisfaction of certain specified financial performance conditions for the two-year performance period ending on December 31, 2019. PBUs that vest will be settled in shares of the Company's common stock. Stock-based compensation expense for these PBUs is being recognized at the target level of financial performance, as if 100% of the awards will vest.

Additional Information

As of June 30, 2019, there were approximately 2.4 million shares available for future grant under the 2017 EICP.
Stock-based compensation expense for the three months ended June 30, 2019 and 2018 was $1.7 million and $0.9 million, respectively, and $3.0 million and $2.8 million for the six months ended June 30, 2019 and 2018, respectively, and is included in Selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations. As of June 30, 2019, there was $9.7 million of unrecognized stock-based compensation expense related to the Company's outstanding equity awards which will be recognized over approximately 1.7 years.
During the six months ended June 30, 2019, the Company issued 203,524 shares of common stock related to the vesting of PBU awards granted in 2017 and 2018.
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
Discontinued Operations
As of December 31, 2015, the Company discontinued its Healthcare Claims Recovery Audit ("HCRA") services business. PRGX entered into agreements with third parties to fulfill its Medicare recovery audit contractor ("RAC") program subcontract obligations to audit Medicare payments and provide support for claims appeals and assigned its remaining Medicaid contract to another party. One of the third-party Medicare RAC-related contracts has been settled and the results are reflected in these financial statements. The Company will continue to incur certain expenses until the remaining Medicare RAC contracts are concluded. Associated with the discontinued HCRA services business, the Company has an accrued liability for outstanding Medicare RAC appeals of approximately $2.0 million and a receivable of approximately $1.7 million for unpaid claims as of June 30, 2019. The HCRA services business is reported as Discontinued Operations in accordance with GAAP.
The following table presents the discontinued operations of the HCRA services business in the Consolidated Statement of Operations, for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue, net	$—	$157	$—	$157
Cost of sales	96	183	245	512
Selling, general and administrative expense	7	—	13	3
Depreciation and amortization	—	—	—	1
Loss from discontinued operations before income taxes	$(103)	$(26)	$(258)	$(359)
Income tax expense	—	—	—	—
Net loss from discontinued operations	$(103)	$(26)	$(258)	$(359)
The following table presents the discontinued operations of the HCRA services business in the Consolidated Statements of Cash Flows, for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(258)	$(359)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	—
Decrease in cash and cash equivalents	$(258)	$(359)
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three and six months ended June 30, 2019 and 2018 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended June 30, 2019
Revenue, net	$28,935	$11,836	$1,203	$—	$41,974
Net loss from continuing operations					(4,176)
Income tax expense					311
Interest expense, net					592
EBIT	$6,960	$1,877	$(2,914)	$(9,196)	$(3,273)
Depreciation of property, equipment and software	1,919	182	280	—	2,381
Amortization of intangible assets	438	48	386	—	872
EBITDA	$9,317	$2,107	$(2,248)	$(9,196)	$(20)
Other loss	1	—	—	10	11
Foreign currency transaction (gains) losses on short-term intercompany balances	(106)	(99)	6	122	(77)
Transformation, severance, and other expenses	250	122	605	303	1,280
Stock-based compensation	—	—	—	1,662	1,662
Adjusted EBITDA	$9,462	$2,130	$(1,637)	$(7,099)	$2,856

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended June 30, 2018
Revenue, net	$28,912	$11,445	$1,745	$—	$42,102
Net loss from continuing operations					(2,880)
Income tax expense					189
Interest expense, net					486
EBIT	$4,598	$1,669	$(1,058)	$(7,414)	$(2,205)
Depreciation of property, equipment and software	1,719	206	435	—	2,360
Amortization of intangible assets	436	38	390	—	864
EBITDA	$6,753	$1,913	$(233)	$(7,414)	$1,019
Other loss (income)	—	56	—	(51)	5
Foreign currency transaction losses (gains) on short-term intercompany balances	149	905	13	(187)	880
Transformation, severance, and other expenses	486	472	—	357	1,315
Stock-based compensation	—	—	—	873	873
Adjusted EBITDA	$7,388	$3,346	$(220)	$(6,422)	$4,092

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Six Months Ended June 30, 2019
Revenue, net	$56,308	$21,595	$2,875	$—	$80,778
Net loss from continuing operations					(8,417)
Income tax expense					479
Interest expense, net					1,065
EBIT	$12,964	$2,190	$(5,059)	$(16,968)	$(6,873)
Depreciation of property, equipment and software	3,681	344	559	—	4,584
Amortization of intangible assets	876	85	773	—	1,734
EBITDA	$17,521	$2,619	$(3,727)	$(16,968)	$(555)
Other loss (income)	1	9	—	(18)	(8)
Foreign currency transaction (gains) losses on short-term intercompany balances	(179)	300	—	8	129
Transformation, severance, and other expenses	378	245	623	731	1,977
Stock-based compensation	—	—	—	3,046	3,046
Adjusted EBITDA	$17,721	$3,173	$(3,104)	$(13,201)	$4,589

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Six Months Ended June 30, 2018
Revenue, net	$54,870	$21,472	$2,481	$—	$78,823
Net loss from continuing operations					(5,208)
Income tax expense					976
Interest expense, net					884
EBIT	$10,323	$3,217	$(2,779)	$(14,109)	$(3,348)
Depreciation of property, equipment and software	2,616	348	619	—	3,583
Amortization of intangible assets	773	99	780	—	1,652
EBITDA	$13,712	$3,664	$(1,380)	$(14,109)	$1,887
Other loss (income)	—	105	—	(88)	17
Foreign currency transaction losses (gains) on short-term intercompany balances	206	676	4	(226)	660
Transformation, severance, and other expenses	549	1,015	68	357	1,989
Stock-based compensation	—	—	—	2,818	2,818
Adjusted EBITDA	$14,467	$5,460	$(1,308)	$(11,248)	$7,371

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
As of June 30, 2019, there was $33.0 million in debt outstanding under the BOA Credit Facility that will be due March 14, 2024. The amount available for additional borrowing under the BOA Credit Facility was $27.0 million as of June 30, 2019. Based on the terms of the BOA Credit Facility, on June 30, 2019 the applicable interest rate (inclusive of the applicable interest rate margin) for LIBOR daily floating rate loans (the only type outstanding on June 30, 2019) was approximately 3.90%. As of June 30, 2019, the Company was required to pay a commitment fee of 0.15% per annum, payable quarterly, on the unused portion of the BOA Credit Facility.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of June 30, 2019	As of December 31, 2018
Credit facility(1)	$33,000	$21,600
DFC (2)	(372)	(65)
Net credit facility	32,628	21,535
Finance lease obligations(1)	42	66
Total debt	32,670	21,601
Less: Current portion of long-term debt	42	48
Long-term debt, excluding current portion	$32,628	$21,553

(1)	Principal portion of long-term debt. Refer to Future Commitments table below for principal payments to be made on long-term debt.

(2)	DFC refers to deferred financing costs related to the Company's long-term debt.
Future Commitments
The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s finance lease agreements for each of the fiscal years presented in the table below (in thousands):

Year Ended December 31,
2019	$25
2020	17
2021	—
2022	—
2023	—
2024	33,000
Total	$33,042
(6) Fair Value of Financial Instruments
The Company records cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled receivables, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items.
The Company records bank debt, if any, as of the period end date based on the effective borrowing rate and repayment terms when originated. The Company had $33.0 million in bank debt outstanding as of June 30, 2019 and $21.6 million in bank debt outstanding as of December 31, 2018. The Company believes the carrying value of the bank debt approximates its fair value. The Company considers the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).
The Company had $4.0 million of business acquisition obligations as of June 30, 2019, and $4.2 million of business acquisition obligations as of December 31, 2018. The Company's business acquisition obligations represent the estimated fair value of the deferred consideration and projected earnout payments due as of the end of the reporting period. The Company determines the estimated fair value of business acquisition obligations based on its projections of future revenue and profits or other factors used in the calculation of the ultimate payment(s) to be made. The discount rate that the Company uses to value the liability is based on specific business risk, cost of capital, and other factors. The Company considers these factors to be Level 3 inputs (significant unobservable inputs). The business acquisition obligations were subsequently settled in July 2019.
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
The components of lease expense, lease term and discount rate are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1,182	$2,448
Short-term lease cost	21	42
Variable lease cost	411	454
Sublease income	(18)	(35)
Total lease cost	$1,596	$2,909

As of June 30, 2019, the weighted average remaining lease term and weighted average discount rate for the Company's operating leases were as follows:

Operating Leases
Weighted Average Remaining Lease Term	3.2 years
Weighted Average Discount Rate	4.1%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2019 (in thousands):

Operating Leases
The remainder of 2019	$2,370
2020	4,104
2021	3,338
2022	1,346
2023	661
Thereafter	583
Total undiscounted cash flows	12,402
Less imputed interest	(594)
Present value of lease liabilities	$11,808

Future minimum lease payments under noncancelable operating leases including the amended lease for our principal executive offices, are as of December 31, 2018 (in thousands):

Year Ending December 31,	Gross	Sublease Income	Amount
2019	$4,974	$(72)	$4,902
2020	3,882	(74)	3,808
2021	3,248	(77)	3,171
2022	1,168	—	1,168
2023	488	—	488
Total payments	$13,760	$(223)	$13,537
Rent expense for the three and six months ended June 30, 2018 was $1.2 million and $2.5 million, respectively.

Supplemental cash flow information related to the Company's operating leases are as follows (in thousands):

Six Months Ended June 30, 2019
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$14,479
Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$2,442

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
Generally, we earn our recovery audit revenue on a contingent fee basis by identifying overpayments made by our clients, assisting our clients in recovering the overpayments from their vendors, and collecting a specified percentage of the recoveries from our clients as our fee. The fee percentage we earn is based on specific contracts with our clients that generally also specify: (a) time periods covered by the audit; (b) the nature and extent of services we are to provide; and (c) the client’s responsibilities to assist and cooperate with us. Clients generally recover claims by either taking credits against outstanding payables or future purchases from the relevant vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish client-specific procedural guidelines that we must satisfy prior to submitting claims for client approval. Our recovery audit segments also includes contract compliance services which focus on auditing complex supplier billings against large services, construction and licensing contracts, and is relevant to a large portion of our client base. Such services include verification of the accuracy of third-party reporting, appropriateness of allocations and other charges in cost or revenue sharing types of arrangements, adherence to contract covenants and other risk mitigation requirements and numerous other reviews and procedures to assist our clients with proper monitoring and enforcement of the obligations of their contractors. Services in our Adjacent Services segment can be project-based (advisory services), which are typically billed on a rates and hours basis, or subscription-based (typically SaaS offerings), which are billed on a monthly basis.
We earn the vast majority of our recovery audit revenue from clients in the retail industry due to many factors, including the high volume of transactions and the complicated pricing and allowance programs typical in this industry. Changes in consumer spending associated with economic fluctuations generally impact our recovery audit revenue to a lesser degree than they affect individual retailers due to several factors, including:

•
Diverse client base - our clients include a diverse mix of discounters, grocery, pharmacy, department and other stores that tend to be impacted to varying degrees by general economic fluctuations, and even in opposite directions from each other depending on their positions in the market and their market segments;

•
Motivation - when our clients experience a downturn, they frequently are more motivated to use our services to recover prior overpayments to make up for relatively weaker financial performance in their own business operations;

•
Nature of claims - the relationship between the value of recovery audit claims identified and client purchases is non-linear. Claim volumes are generally impacted by purchase volumes, but a number of other factors may have an even more significant impact on claim volumes, including new items being purchased, changes in discount, rebate, marketing allowance and similar programs offered by vendors and changes in a client’s or a vendor’s information processing systems; and

•
Timing - the client purchase data on which we perform our recovery audit services is historical data that typically reflects transactions between our clients and their vendors that took place 3 to 15 months prior to the data being provided to us for audit. As a result, we generally experience a delayed impact from economic changes that varies by client and the impact may be positive or negative depending on the individual clients’ circumstances.

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
We believe that for the foreseeable future, our revenue will remain at a level that will allow us to continue investing in our growth strategy, including developing and enhancing our technology platforms and improved operational processes within our recovery audit business. We have processes in place to mitigate the financial impact arising from fluctuations in our businesses. These processes include reviewing and monitoring financial and operational results through our internal reporting, devoting substantial efforts to develop an improved service delivery model to enable us to more cost-effectively serve our clients, and maintaining the flexibility to otherwise control our costs. Beginning in the second quarter of 2019 we took steps to improve our profitability. We initiated a cost reduction program and intensified our focus on client profitability. We expect to continue to rationalize expenses across the Company and to address unprofitable client arrangements through renegotiation of terms or contract terminations.
We expect to continue our information technology and product development efforts to improve our services and solutions. We also expect to continue to assess and adjust, as appropriate, the investment in product development, data services, advisory services and recovery audit needed to support new services and client contracts. We believe that our investments in next generation recovery audit technology will further increase the operating leverage in our recovery audit platform in future years. We will continue to assess the success and effectiveness of our sales and marketing efforts and the optimal level of sales and marketing investment for future periods and will make adjustments to associated costs as appropriate.
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
The following table sets forth the percentage of revenue represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue, net	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	62.7	65.1	63.8	66.2
Selling, general and administrative expenses	37.5	30.4	36.7	30.5
Depreciation of property, equipment and software	5.7	5.6	5.7	4.5
Amortization of intangible assets	2.1	2.1	2.1	2.1
Total operating expenses	108.0	103.2	108.3	103.3
Operating loss from continuing operations	(8.0)	(3.2)	(8.3)	(3.3)
Foreign currency transaction (gains) losses on short-term intercompany balances	(0.2)	2.1	0.2	0.8
Interest expense, net	1.4	1.2	1.3	1.1
Net loss from continuing operations before income tax	(9.2)	(6.5)	(9.8)	(5.2)
Income tax expense	0.7	0.4	0.6	1.2
Net loss from continuing operations	(9.9)%	(6.9)%	(10.4)%	(6.4)%
Three and Six Months Ended June 30, 2019 Compared to the Corresponding Period of the Prior Year
Revenue, net. Revenue, net was as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Recovery Audit Services – Americas	$28,935	$28,912	0.1%	$56,308	$54,870	2.6%
Recovery Audit Services – Europe/Asia-Pacific	11,836	11,445	3.4%	21,595	21,472	0.6%
Adjacent Services	1,203	1,745	(31.1)%	2,875	2,481	15.9%
Total	$41,974	$42,102	(0.3)%	$80,778	$78,823	2.5%

Consolidated revenue for the three months ended June 30, 2019 was essentially unchanged compared to the same period in 2018. Consolidated revenue for the six months ended June 30, 2019 increased slightly compared to the same period in 2018. Below is a discussion of our revenue for our three reportable segments.
Recovery Audit Services – Americas revenue for the three months ended June 30, 2019 was essentially unchanged compared to the same period in 2018. For the six months ended June 30, 2019, revenue increased 2.6% compared to the same period in 2018. Revenue growth was adversely impacted by lower revenues in the U.S. retail recovery audit business.
Recovery Audit Services – Europe/Asia-Pacific revenue increased 3.4% and 0.6% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Revenue in the retail recovery audit business increased, but was partially offset by a decrease in contract compliance audit revenue.
Adjacent Services revenue decreased 31.1% and increased 15.9% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The year-over-year changes in revenue are primarily a result of the size, number and scope of active projects compared to the same periods in 2018.

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
COR was as follows (in thousands):

	Three Months Ended June 30,			% of Revenue		Six Months Ended June 30,			% of Revenue
	2019	2018	Change	2019	2018	2019	2018	Change	2019	2018
Recovery Audit Services – Americas	$16,076	$19,113	(15.9)%	55.6%	66.1%	$31,939	$35,264	(9.4)%	56.7%	64.3%
Recovery Audit Services – Europe/Asia-Pacific	7,189	6,834	5.2%	60.7%	59.7%	13,915	13,919	—%	64.4%	64.8%
Adjacent Services	3,047	1,442	111.3%	253.3%	82.6%	5,693	3,003	89.6%	198.0%	121.0%
Total	$26,312	$27,389	(3.9)%	62.7%	65.1%	$51,547	$52,186	(1.2)%	63.8%	66.2%
COR as a percentage of revenue for Recovery Audit Services - Americas was 55.6% and 56.7% for the three and six months ended June 30, 2019, respectively, compared to 66.1% and 64.3% for the three and six months ended June 30, 2018. The improvement in COR for Recovery Audit Services - Americas as a percentage of revenue is primarily attributable to lower payroll expense in the 2019 periods.
COR as a percentage of revenue for Recovery Audit Services - Europe/Asia-Pacific was essentially unchanged for the three and six months ended June 30, 2019 compared to the same periods in 2018.
COR as a percentage of revenue for Adjacent Services was 253.3% and 198.0% for the three and six months ended June 30, 2019, respectively, compared to 82.6% and 121.0% for the three and six months ended June 30, 2018. The increases in Adjacent Services COR as a percentage of revenue are primarily due to increases in payroll, bonuses and transformation expense associated with the termination of a real property lease.

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
SG&A expenses were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Recovery Audit Services – Americas	$3,647	$2,897	25.9%	$7,026	$5,688	23.5%
Recovery Audit Services – Europe/Asia-Pacific	2,639	1,737	51.9%	4,752	3,108	52.9%
Adjacent Services	398	523	(23.9)%	909	854	6.4%
Subtotal for reportable segments	6,684	5,157	29.6%	12,687	9,650	31.5%
Corporate Support	9,064	7,652	18.5%	16,978	14,423	17.7%
Total	$15,748	$12,809	22.9%	$29,665	$24,073	23.2%
Recovery Audit Services – Americas SG&A expenses increased 25.9% and 23.5% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The year-over-year increases in expense were primarily due to increases in our investment in our sales organization.
Recovery Audit Services – Europe/Asia-Pacific SG&A expenses increased 51.9% and 52.9% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The year-over-year increases in expense were primarily due to an increase in bad debt expense.
Adjacent Services SG&A expenses decreased 23.9% and increased 6.4% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decrease in expense in the second quarter of 2019 was primarily due to a decrease in payroll expense.
Corporate Support SG&A increased 18.5% and 17.7% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Corporate Support SG&A includes stock-based compensation of $1.7 million and $3.0 million for the three and six months ended June 30, 2019, respectively. Excluding stock-based compensation expense, Corporate Support SG&A expenses increased year-over-year in both the three and six-month periods primarily as a result of our investment in product innovation.

Depreciation of property, equipment and software. Depreciation of property, equipment and software was as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Recovery Audit Services – Americas	$1,919	$1,719	11.6%	$3,681	$2,616	40.7%
Recovery Audit Services – Europe/Asia-Pacific	182	206	(11.7)%	344	348	(1.1)%
Adjacent Services	280	435	(35.6)%	559	619	(9.7)%
Total	$2,381	$2,360	0.9%	$4,584	$3,583	27.9%
Depreciation expense increased for the three and six months ended June 30, 2019, compared to the same periods in 2018, as a result of an increased level of capital expenditures and assets placed into service compared to the same periods in 2018.
Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Recovery Audit Services – Americas	$438	$436	0.5%	$876	$773	13.3%
Recovery Audit Services – Europe/Asia-Pacific	48	38	26.3%	85	99	(14.1)%
Adjacent Services	386	390	(1.0)%	773	780	(0.9)%
Total	$872	$864	0.9%	$1,734	$1,652	5.0%

Generally, we amortize the customer relationship intangible assets we record in connection with an acquisition on an accelerated basis over six years or longer, and we amortize non-compete agreements and trade names on a straight-line basis over five years or less. This methodology results in higher amortization immediately following an acquisition, and declining expense in subsequent periods.
Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany receivables from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three and six months ended June 30, 2019, we recorded foreign currency transaction gains of less than $0.1 million and losses of $0.1 million, respectively, on short-term intercompany balances compared to losses of $0.9 million and $0.7 million, respectively, for the same periods in 2018.
Interest Expense, net. Interest expense, net increased $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increases are primarily due to increased borrowings under our credit facility.
Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors have resulted in minimal income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three and six months ended June 30, 2019 and 2018 primarily results from taxes on the income of certain of our foreign subsidiaries.
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
A reconciliation of consolidated net loss to each of EBIT, EBITDA and Adjusted EBITDA for the periods presented in this report are as follows (in thousands):
EBIT, EBITDA, and Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Net loss	$(4,279)	$(2,906)	47.2%	$(8,675)	$(5,567)	55.8%
Income tax expense	311	189	64.6%	479	976	(50.9)%
Interest expense, net	592	486	21.8%	1,065	884	20.5%
EBIT	(3,376)	(2,231)	51.3%	(7,131)	(3,707)	92.4%
Depreciation of property, equipment and software	2,381	2,360	0.9%	4,584	3,584	27.9%
Amortization of intangible assets	872	864	0.9%	1,734	1,652	5.0%
EBITDA	(123)	993	(112.4)%	(813)	1,529	(153.2)%
Foreign currency transaction (gains) losses on short-term intercompany balances	(77)	880	(108.8)%	129	660	(80.5)%
Transformation, severance, and other expenses	1,280	1,315	(2.7)%	1,977	1,989	(0.6)%
Other loss (income)	11	5	120.0%	(8)	17	(147.1)%
Stock-based compensation	1,662	873	90.4%	3,046	2,818	8.1%
Adjusted EBITDA	$2,753	$4,066	(32.3)%	$4,331	$7,013	(38.2)%
Adjusted EBITDA from continuing operations	$2,856	$4,092	(30.2)%	$4,589	$7,371	(37.7)%

Transformation, severance, and other expenses for the three and six months ended June 30, 2019 were essentially unchanged compared to the same periods in 2018. Transformation, severance, and other expenses fluctuate as we transform our business or adjust our cost structure.
Stock-based compensation for the three and six months ended June 30, 2019 increased compared to the same periods in 2018 primarily due to expense associated with the relatively higher number of equity awards granted in the 2019 periods.
Adjusted EBITDA

We include a detailed calculation of Adjusted EBITDA by segment in Note 4 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q. A summary of Adjusted EBITDA, from continuing operations by segment, for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Recovery Audit Services – Americas	$9,462	$7,388	28.1%	$17,721	$14,467	22.5%
Recovery Audit Services – Europe/Asia-Pacific	2,130	3,346	(36.3)%	3,173	5,460	(41.9)%
Adjacent Services	(1,637)	(220)	(644.1)%	(3,104)	(1,308)	(137.3)%
Subtotal for reportable segments	9,955	10,514	(5.3)%	17,790	18,619	(4.5)%
Corporate Support	(7,099)	(6,422)	(10.5)%	(13,201)	(11,248)	(17.4)%
Total	$2,856	$4,092	(30.2)%	$4,589	$7,371	(37.7)%
Adjusted EBITDA for the three and six months ended June 30, 2019 decreased compared to the same periods in 2018. Adjusted EBITDA as a percentage of revenue decreased for the three and six months ended June 30, 2019 compared to the same periods in 2018.
Recovery Audit Services – Americas Adjusted EBITDA increased for the three and six months ended June 30, 2019 compared to the same periods in 2018. The increases were primarily due to decreases in cost of revenue for the three and six months ended June 30, 2019.
Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA decreased for the three and six months ended June 30, 2019 compared to the same periods in 2018. The decreases were primarily due to increased bad debt expenses and changes in foreign currency exchange rates.
Adjacent Services Adjusted EBITDA decreased for the three and six months ended June 30, 2019 compared to the same periods in 2018. The decreases were primarily due to increases in the cost of revenue.
Corporate Support Adjusted EBITDA decreased for the three and six months ended June 30, 2019 compared to the same periods in 2018. The decreases were primarily due to increases in investment in our product innovation team.
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
As of June 30, 2019, we had $11.5 million in cash and cash equivalents and $33.0 million of borrowings under our credit facility with Bank of America, N.A. ("BOA"). As of June 30, 2019, the limit on our credit facility was $60.0 million and, subject to compliance with the covenants under our credit facility, we had $27.0 million of availability for additional borrowings. As of June 30, 2019, the Company was in compliance with the covenants in its BOA credit facility.

The $11.5 million in cash and cash equivalents includes $2.3 million held at banks in the U.S. and the remainder held at banks in other jurisdictions, primarily, in France, the United Kingdom, Spain, India, Australia and Canada. Certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign jurisdictions that could be used in, or is needed by, our operations in the U.S., we may incur significant penalties and/or taxes to repatriate these funds. Generally, we have not provided for deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. However, we do not consider the earnings of our Canadian subsidiary to be permanently reinvested, and have provided for deferred taxes relating to the potential repatriation of the funds held in Canada.

Our cash and cash equivalents as of June 30, 2019 included short-term investments of approximately $1.1 million, the majority of which was held at banks outside of the United States, primarily in Canada, Brazil and Argentina.

Operating Activities. Net cash used in operating activities was $2.4 million and $6.4 million for the six months ended June 30, 2019 and 2018, respectively. These amounts consist of two components, specifically, net loss adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, non-cash interest expense, foreign currency transaction losses (gains) on short term intercompany balances and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Net loss	$(8,675)	$(5,567)
Adjustments for certain non-cash items	11,858	9,530
	3,183	3,963
Changes in operating assets and liabilities	(5,627)	(10,335)
Net cash used in operating activities	$(2,444)	$(6,372)
Investing Activities. Net cash used in investing activities was $7.6 million for the six months ended June 30, 2019, and $5.3 million for the six months ended June 30, 2018, the increase is primarily due to purchases of property and equipment to upgrade the Company's technology infrastructure, computer equipment, and to develop new analytics tools.
Financing Activities. Net cash provided by financing activities was $7.8 million for the six months ended June 30, 2019, primarily resulting from $11.4 million in net borrowings offset by $2.2 million in repurchases of common stock and $0.8 million paid for shares of common stock repurchased by the Company and surrendered by employees to satisfy withholding taxes. Net cash provided by financing activities was $2.0 million for the six months ended June 30, 2018, primarily resulting from $4.0 million in net borrowings primarily to pay the earnout liability associated with the Cost & Compliance Associates, LLC acquisition, $3.3 million in proceeds from option exercises, offset by $1.3 million paid for shares of common stock surrendered by employees to satisfy withholding taxes.
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
Secured Credit Facility
On March 14, 2019, the Company, as co-borrower with PRGX USA, Inc. (“PRGX-USA”), a wholly owned subsidiary that is the Company’s principal domestic operating subsidiary, entered into a five-year Credit Agreement (the “BOA Credit Facility”) with BOA, and Synovus Bank as the initial lenders thereunder, and with BOA as the letter-of-credit issuer thereunder, as the swingline lender thereunder, and as the administrative agent (the “Administrative Agent”) for the lenders from time to time party thereto. The BOA Credit Facility consists of a $60.0 million senior revolving credit facility (the “Revolver”), with a $5.0 million subfacility for the issuance of letters of credit, and a $5.0 million swingline loan subfacility (the “Swingline Loan”). The BOA Credit Facility is guaranteed by each of PRGX’s direct and indirect domestic wholly owned subsidiaries (other than PRGX-USA), except for certain immaterial domestic subsidiaries. None of PRGX’s direct or indirect foreign subsidiaries has guaranteed the BOA Credit Facility. The BOA Credit Facility is secured by substantially all of the assets of PRGX, PRGX-USA and each guarantor (including the equity interests in substantially all of the Company’s domestic subsidiaries and up to sixty-five percent (65%) of the equity interests of certain of the Company’s first-tier material foreign subsidiaries).
PRGX used substantially all of the funds initially borrowed under the Revolver to prepay in full the approximately $29.0 million in outstanding indebtedness owed to the lenders under PRGX’s pre-existing Amended & Restated Revolving Credit Agreement, dated December 23, 2014, as amended from time to time, by and among PRGX, PRGX-USA, the several banks and other financial institutions and lenders from time to time party thereto and SunTrust Bank, in its capacity as administrative agent for the lenders (the "SunTrust Credit Facility"), and to terminate the SunTrust Credit Facility in its entirety. There were no early termination penalties associated with the termination of the SunTrust Credit Facility. The terms of the SunTrust Credit Facility are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and the Company's other SEC filings.
The BOA Credit Facility will mature on March 14, 2024. Interest is payable quarterly in arrears. There are no prepayment penalties in the event the Company elects to prepay and terminate the BOA Credit Facility prior to its scheduled maturity date, subject to breakage and redeployment costs in certain limited circumstances.
The Revolver bears interest at a rate per annum comprised of a specified index rate based on LIBOR plus an applicable interest rate margin determined under the BOA Credit Facility. For U.S. Dollar denominated loans under the Revolver, at the option of the Borrowers, such loans bear interest at a rate per annum equal to (x) the LIBOR daily floating rate plus an applicable interest rate margin determined under the BOA Credit Facility or (y) the base rate plus the applicable interest rate margin, each as determined under the BOA Credit Facility. Although the Company does not anticipate the need for Swingline Loans, were any Swingline Loans to be made they would bear interest at the base rate plus the applicable interest rate margin for base rate loans, each as determined under the BOA Credit Facility. The applicable interest rate margin varies from 1.50% per annum to 2.25% per annum, for LIBOR daily floating rate loans, and from 0.50% per annum to 1.25% per annum, for loans based on the base rate, and in either case depending on the Company’s consolidated leverage ratio, and is determined in accordance with a pricing grid under the BOA Credit Facility.
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
As of June 30, 2019, there was $33.0 million in debt outstanding under the BOA Credit Facility. The Company was in compliance with the covenants of the BOA Credit Facility as of June 30, 2019.
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
On February 21, 2014, the Company's Board of Directors authorized a stock repurchase program under which the Company could repurchase up to $10.0 million of the Company's common stock from time to time through March 31, 2015. Since 2014, the original authorization of the stock repurchase program, the Board of Directors has modified the program from time to time to increase the repurchase limit to $75 million and extend the expiration date to December 31, 2019. Since the February 2014 announcement of the program, the Company has repurchased 9.3 million shares of its common stock for an aggregate cost of $50.8 million. These shares were retired and accounted for as a reduction to Shareholders' Equity in the Consolidated Balance Sheet. Direct costs incurred to acquire the shares are included in the total cost of the shares. As of August 2, 2019, the Company has approximately 23.6 million shares of common stock outstanding.
The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
Off-Balance Sheet Arrangements
As of June 30, 2019, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the translated value of foreign functional currency results in lower net income. When the U.S. dollar weakens, the translated value of the foreign functional currency results in higher net income. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three and six months ended June 30, 2019, we recognized $2.7 million and $4.6 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2019. We currently do not have any arrangements in place to hedge our foreign currency risk. The implementation of the United Kingdom's referendum to withdraw membership from the European Union (referred to as "Brexit"), has had a detrimental effect, and could have further detrimental effects, on the value of either or both of the euro and the British pound sterling, which could negatively impact our business (principally from the translation of sales and earnings in those foreign currencies into our reporting currency).
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under the BOA Credit Facility, if any. As of June 30, 2019, we had $27.0 million of borrowing availability under our BOA Credit Facility and $33.0 million borrowed under the BOA Credit Facility as of that date. The Revolver bears interest under the BOA Credit Facility at a rate per annum comprised of a specified index rate based on LIBOR plus an applicable interest rate margin determined under the BOA Credit Facility. Such interest under the BOA Credit Facility shall be at a rate per annum equal to (x) the LIBOR daily floating rate plus an applicable interest rate margin determined under the BOA Credit Facility or (y) the base rate plus the applicable interest rate margin, each as determined under the BOA Credit Facility. Although the Company does not anticipate the need for Swingline Loans, were any Swingline Loans to be made they would bear interest at the base rate plus the applicable interest rate margin for base rate loans, each as determined under the BOA Credit Facility. The applicable interest rate margin varies from 1.50% per annum to 2.25% per annum, for LIBOR daily floating rate loans, and from 0.50% per annum to 1.25% per annum, for loans based on the base rate, and in either case depending on the Company’s consolidated leverage ratio, and is determined in accordance with a pricing grid under the BOA Credit Facility. Assuming full utilization of the BOA Credit Facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.6 million change in annual pre-tax income.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended June 30, 2019.

2019	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
April 1 - April 30	—	$—	—	$—
May 1 - May 31	24,705	$6.75	—	$—
June 1 - June 30	13,599	$5.87	—	$—
	38,304	$6.44	—	$24.2
(a) Amount includes shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock awards that vested during the three months ended June 30, 2019.
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

3.1.1	Articles of Amendment of the Registrant effective January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 25, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2019.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2019.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2019.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

August 9, 2019	By:	/s/ Ronald E. Stewart
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

August 9, 2019	By:	/s/ Kurt J. Abkemeier
Kurt J. Abkemeier
Chief Financial Officer and Treasurer (Principal Financial Officer)