Form 10-Q
period 2019-09-30
PRGX GLOBAL, INC.
filed 2019-11-12
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Common shares of the registrant outstanding at November 1, 2019 were 23,109,426.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue, net	$42,290	$43,320	$123,068	$122,143
Operating expenses:
Cost of revenue	25,539	26,146	77,086	78,332
Selling, general and administrative expenses	13,544	12,521	43,209	36,594
Depreciation of property, equipment and software assets	2,648	1,713	7,232	5,296
Amortization of intangible assets	864	872	2,598	2,524
Acquisition-related adjustment income	(250)	(1,640)	(250)	(1,640)
Total operating expenses	42,345	39,612	129,875	121,106

Operating (loss) income from continuing operations	(55)	3,708	(6,807)	1,037
Foreign currency transaction losses on short-term intercompany balances	905	70	1,034	730
Interest expense, net	376	416	1,441	1,300
Other loss (income)	4	(1)	(4)	16
(Loss) income from continuing operations before income tax	(1,340)	3,223	(9,278)	(1,009)
Income tax expense	202	597	681	1,573
Net (loss) income from continuing operations	$(1,542)	$2,626	$(9,959)	$(2,582)

Discontinued operations:
Income (loss) from discontinued operations	$900	$(325)	$642	$(684)
Income tax expense	—	—	—	—
Net income (loss) from discontinued operations	$900	$(325)	$642	$(684)

Net (loss) income	$(642)	$2,301	$(9,317)	$(3,266)

Basic (loss) income per common share (Note 2):
Basic (loss) income from continuing operations	$(0.07)	$0.11	$(0.44)	$(0.12)
Basic income (loss) from discontinued operations	0.04	(0.01)	0.03	(0.02)
Total basic (loss) income per common share	$(0.03)	$0.10	$(0.41)	$(0.14)

Diluted (loss) income per common share (Note 2):
Diluted (loss) income from continuing operations	$(0.07)	$0.11	$(0.44)	$(0.12)
Diluted income (loss) from discontinued operations	0.04	(0.01)	0.03	(0.02)
Total diluted (loss) income per common share	$(0.03)	$0.10	$(0.41)	$(0.14)

Weighted-average common shares outstanding (Note 2):
Basic	22,770	23,558	22,715	23,142
Diluted	22,770	24,207	22,715	23,142
See accompanying Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(642)	$2,301	$(9,317)	$(3,266)
Foreign currency translation adjustments	(275)	(109)	(31)	(500)
Comprehensive (loss) income	$(917)	$2,192	$(9,348)	$(3,766)

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$11,131	$13,973
Restricted cash	106	46
Receivables:
Contract receivables, less allowances of $2,387 in 2019 and $1,024 in 2018
Billed	34,683	43,878
Unbilled	2,820	2,987
	37,503	46,865
Employee advances and miscellaneous receivables, less allowances of $225 in 2019 and $176 in 2018	564	567
Total receivables	38,067	47,432
Prepaid expenses and other current assets	3,689	3,144
Total current assets	52,993	64,595
Property, equipment and software	75,447	65,252
Less accumulated depreciation and amortization	(50,200)	(43,224)
Property, equipment and software, net	25,247	22,028
Operating lease right-of-use assets (Note 9)	10,037	—
Goodwill	17,477	17,531
Intangible assets, less accumulated amortization of $45,695 in 2019 and $43,370 in 2018	12,276	14,945
Unbilled receivables	1,224	1,608
Deferred income taxes	3,602	3,561
Other assets	551	561
Total assets	$123,407	$124,829
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,706	$7,515
Accrued payroll and related expenses	12,068	15,073
Current portion of operating lease liabilities (Note 9)	4,046	—
Refund liabilities	4,130	6,497
Deferred revenue	1,577	2,428
Current portion of debt (Note 5)	25	48
Business acquisition obligations (Note 6)	—	4,162
Total current liabilities	24,552	35,723

Long-term debt (Note 5)	35,648	21,553
Long-term operating lease liabilities (Note 9)	6,569	—
Refund liabilities	28	100
Deferred income taxes (Note 8)	670	666
Other long-term liabilities	—	458
Total liabilities	67,467	58,500
Commitments and contingencies (Note 7)
Shareholders’ equity (Note 2):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 23,202,550 shares issued and outstanding at September 30, 2019 and 23,186,258 shares issued and outstanding at December 31, 2018	232	232
Additional paid-in capital	581,533	582,574
Accumulated deficit	(524,773)	(515,456)
Accumulated other comprehensive loss	(1,052)	(1,021)
Total shareholders’ equity	55,940	66,329
Total liabilities and shareholders' equity	$123,407	$124,829
See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2019	23,611,403	$236	$582,982	$(524,131)	$(777)	$58,310
Net loss	—	—	—	(642)	—	(642)
Foreign currency translation adjustments	—	—	—	—	(275)	(275)
Issuances of common stock:
Restricted share awards	—	—	—	—	—	—
Restricted shares remitted by employees for taxes	(1,817)	—	(10)	—	—	(10)
Stock option exercises	—	—	—	—	—	—
Restricted stock unit settlement	1,626	—	—	—	—	—
Forfeited restricted share awards	(39,574)	—	—	—	—	—
Repurchase of common stock	(369,088)	(4)	(1,980)	—	—	(1,984)
Stock-based compensation expense	—	—	541	—	—	541
Balance at September 30, 2019	23,202,550	$232	$581,533	$(524,773)	$(1,052)	$55,940

Balance at June 30, 2018	23,470,622	$235	$583,468	$(525,616)	$(284)	$57,803
Net income	—	—	—	2,301	—	2,301
Foreign currency translation adjustments	—	—	—	—	(109)	(109)
Issuances of common stock:
Restricted share awards	18,391	—	—	—	—	—
Restricted shares remitted by employees for taxes	552	—	5	—	—	5
Stock option exercises	148,540	1	888	—	—	889
Restricted stock unit settlement	—	—	—	—	—	—
Forfeited restricted share awards	(26,425)	—	—	—	—	—
Stock-based compensation expense	—	—	1,306	—	—	1,306
Other activities	—	—	(114)	—	—	(114)
Balance at September 30, 2018	23,611,680	$236	$585,553	$(523,315)	$(393)	$62,081

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at December 31, 2018	23,186,258	$232	$582,574	$(515,456)	$(1,021)	$66,329
Net loss	—	—	—	(9,317)	—	(9,317)
Foreign currency translation adjustments	—	—	—	—	(31)	(31)
Issuances of common stock:
Restricted share awards	516,955	5	(5)	—	—	—
Restricted shares remitted by employees for taxes	(101,702)	(1)	(759)	—	—	(760)
Stock option exercises	45,380	—	221	—	—	221
Performance-based restricted stock unit settlement	203,524	2	(2)	—	—	—
Restricted stock unit settlement	29,142	—	—	—	—	—
Forfeited restricted share awards	(64,164)	—	—	—	—	—
Repurchase of common stock	(612,843)	(6)	(4,206)	—	—	(4,212)
Stock-based compensation expense	—	—	3,710	—	—	3,710
Balance at September 30, 2019	23,202,550	$232	$581,533	$(524,773)	$(1,052)	$55,940

Balance at December 31, 2017	22,419,417	$224	$580,032	$(520,049)	$107	$60,314
Net loss	—	—	—	(3,266)	—	(3,266)
Foreign currency translation adjustments	—	—	—	—	(500)	(500)
Issuances of common stock:
Restricted share awards	324,776	3	(3)	—	—	—
Restricted shares remitted by employees for taxes	(154,636)	(2)	(1,273)	—	—	(1,275)
Stock option exercises	633,915	6	4,148	—	—	4,154
Performance-based restricted stock unit settlement	483,623	5	(5)	—	—	—
Restricted stock unit settlement	18,934	—	—	—	—	—
Forfeited restricted share awards	(114,349)	—	—	—	—	—
Stock-based compensation expense	—	—	2,768	—	—	2,768
Other activities	—	—	(114)	—	$—	(114)
Balance at September 30, 2018	23,611,680	$236	$585,553	$(523,315)	$(393)	$62,081

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,317)	$(3,266)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,830	7,820
Operating lease right-of-use asset expense	3,363	—
Amortization of deferred loan costs	121	53
Noncash interest expense	707	803
Stock-based compensation expense	3,573	4,159
Change in fair value of contingent consideration	(250)	(1,640)
Foreign currency transaction losses on short-term intercompany balances	1,034	730
Deferred income taxes	4	169
Changes in operating assets and liabilities
Billed receivables	8,796	496
Unbilled receivables	551	54
Prepaid expenses and other current assets	(980)	962
Other assets	(3,324)	(254)
Accounts payable and accrued expenses	(4,117)	(2,838)
Accrued payroll and related expenses	(3,514)	(3,384)
Refund liabilities	(2,437)	(311)
Deferred revenue	(832)	(256)
Long-term incentive compensation payout	—	(6,378)
Other long-term liabilities	—	(348)
Net cash provided by (used in) operating activities	3,208	(3,429)
Cash flows from investing activities:
Business acquisition, net of cash acquired	—	19
Purchases of property, equipment and software, net of disposal proceeds	(11,679)	(7,899)
Net cash used in investing activities	(11,679)	(7,880)
Cash flows from financing activities:
Repayments of credit facility	(8,000)	(13,500)
Proceeds from credit facility	22,400	17,500
Payment of deferred loan costs	(394)	(38)
Payment of earnout liability related to business acquisitions	(4,229)	(4,000)
Restricted stock repurchased from employees for withholding taxes	(760)	(1,275)
Repurchases of common stock	(4,212)	—
Proceeds from option exercises	221	4,154
Net cash provided by financing activities	5,026	2,841
Effect of exchange rates on cash and cash equivalents	663	187
Net decrease in cash, cash equivalents and restricted cash	(2,782)	(8,281)
Cash, cash equivalents and restricted cash at beginning of period	14,019	18,874
Cash, cash equivalents and restricted cash at end of period	$11,237	$10,593
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$728	$223
Cash paid during the period for income taxes, net of refunds received	$2,118	$895

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2) Net (Loss) Income Per Common Share
The following table sets forth the computations of basic and diluted net (loss) income per common share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income from continuing operations	$(1,542)	$2,626	$(9,959)	$(2,582)
Net income (loss) from discontinued operations	$900	$(325)	$642	$(684)

Denominator:
Weighted-average common shares outstanding	22,770	23,558	22,715	23,142
Effect of dilutive securities from stock-based compensation plans	—	649	—	—
Weighted-average diluted common shares outstanding	22,770	24,207	22,715	23,142

Basic net (loss) income per common share from continuing operations	$(0.07)	$0.11	$(0.44)	$(0.12)
Basic net income (loss) per common share from discontinued operations	0.04	(0.01)	0.03	(0.02)
Total basic net (loss) income per common share	$(0.03)	$0.10	$(0.41)	$(0.14)

Diluted (loss) income per common share from continuing operations	$(0.07)	$0.11	$(0.44)	$(0.12)
Diluted income (loss) per common share from discontinued operations	0.04	(0.01)	0.03	(0.02)
Total diluted (loss) income per common share	$(0.03)	$0.10	$(0.41)	$(0.14)

Anti-dilutive securities excluded from diluted net loss per share calculation	3,960	1,029	3,960	1,029

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
During the nine months ended September 30, 2019, equity awards were granted to certain key employees. The awards included stock options and nonvested stock awards (restricted stock, restricted stock units, and performance-based restricted stock units ("PBUs")).
Summary of Grant Activity
There were no equity awards granted during the three months ended September 30, 2019. The following is a summary of grant activity for the nine months ended September 30, 2019 (in thousands, except number of awards):

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended September 30, 2019
	# of Awards Granted	Grant Date Fair Value
Stock options	400,000	$1,055
Restricted stock	516,955	4,198
Restricted stock units	108,188	753
PBUs	19,377	174
	1,044,520	$6,180
The awards granted in the nine months ended September 30, 2019 had the following terms:

•	The stock options vest over three years in approximately equal annual installments commencing one year after the grant date.

•	190,436 shares of the restricted stock vest over three years in approximately equal annual installments.

•	221,663 shares of the restricted stock vest one year from the grant date.

•	104,856 shares of the restricted stock vest over two years in equal monthly installments.

•	The restricted stock units vest one year from the grant date.

•
The vesting of the PBUs is subject to the satisfaction of certain specified financial performance conditions for the two-year performance period ending on December 31, 2019. PBUs that vest will be settled in shares of the Company's common stock.

Prior to the third quarter of 2019, the outstanding PBUs had been expensed at the target performance level, as if 100% of the awards will vest. During the third quarter of 2019, it was determined that it was not probable that the target or threshold performance levels for two of the three performance conditions would be achieved and the Company reversed approximately $0.8 million of expense. The portion of the PBUs associated with the third performance condition is now being expensed at the threshold performance level.

Additional Information

As of September 30, 2019, there were approximately 2.4 million shares available for future grant under the 2017 EICP.
Stock-based compensation expense for the three months ended September 30, 2019 and 2018 was $0.5 million and $1.3 million, respectively, and $3.6 million and $4.2 million for the nine months ended September 30, 2019 and 2018, respectively, and is included in Selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations. As of September 30, 2019, there was $6.5 million of unrecognized stock-based compensation expense related to the Company's outstanding equity awards which will be recognized over approximately 1.6 years.
During the nine months ended September 30, 2019, the Company issued 203,524 shares of common stock related to the vesting of PBU awards granted in 2017 and 2018.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Discontinued Operations
As of December 31, 2015, the Company discontinued its Healthcare Claims Recovery Audit ("HCRA") services business. PRGX entered into agreements with third parties to fulfill its Medicare recovery audit contractor ("RAC") program subcontract obligations to audit Medicare payments and provide support for claims appeals and assigned its remaining Medicaid contract to another party. The Company has entered into settlement agreements with two of the three Medicare RAC-related third-parties. The Company believes the likelihood of further claims related to the final Medicare RAC contract is remote. As a result, the associated liability and receivable balances that relate to the final contract have been reduced to zero in the third quarter of 2019. The HCRA services business is reported as Discontinued Operations in accordance with GAAP.
The following table presents the discontinued operations of the HCRA services business in the Consolidated Statement of Operations, for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue, net	$—	$—	$—	$157
Cost of sales	(907)	319	(662)	831
Selling, general and administrative expense	7	6	20	9
Depreciation and amortization	—	—	—	1
Income (loss) from discontinued operations before income taxes	$900	$(325)	$642	$(684)
Income tax expense	—	—	—	—
Net income (loss) from discontinued operations	$900	$(325)	$642	$(684)
The following table presents the discontinued operations of the HCRA services business in the Consolidated Statements of Cash Flows, for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(148)	$(684)
Net cash (used in) provided by investing activities	—	—
Net cash (used in) provided by financing activities	—	—
Decrease in cash and cash equivalents	$(148)	$(684)
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three and nine months ended September 30, 2019 and 2018 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended September 30, 2019
Revenue, net	$29,987	$10,803	$1,500	$—	$42,290
Net loss from continuing operations					(1,542)
Income tax expense					202
Interest expense, net					376
EBIT	$6,596	$1,261	$(1,027)	$(7,794)	$(964)
Depreciation of property, equipment and software	2,191	176	281	—	2,648
Amortization of intangible assets	437	41	386	—	864
EBITDA	$9,224	$1,478	$(360)	$(7,794)	$2,548
Other loss (income)	1	(1)	1	3	4
Foreign currency transaction losses (gains) on short-term intercompany balances	97	864	10	(66)	905
Transformation, severance, and other expenses	654	140	331	733	1,858
Acquisition-related adjustment income	—	—	—	(250)	(250)
Stock-based compensation	—	—	—	527	527
Adjusted EBITDA from continuing operations	$9,976	$2,481	$(18)	$(6,847)	$5,592

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended September 30, 2018
Revenue, net	$28,806	$12,191	$2,323	$—	$43,320
Net income from continuing operations					2,626
Income tax expense					597
Interest expense, net					416
EBIT	$6,522	$2,585	$(847)	$(4,621)	$3,639
Depreciation of property, equipment and software	1,260	164	289	—	1,713
Amortization of intangible assets	445	37	390	—	872
EBITDA	$8,227	$2,786	$(168)	$(4,621)	$6,224
Other loss (income)	(3)	61	—	(59)	(1)
Foreign currency transaction (gains) losses on short-term intercompany balances	(78)	177	10	(39)	70
Transformation, severance, and other expenses	179	(16)	(2)	278	439
Acquisition-related adjustment income	—	—	—	(1,640)	(1,640)
Stock-based compensation	—	—	—	1,341	1,341
Adjusted EBITDA from continuing operations	$8,325	$3,008	$(160)	$(4,740)	$6,433

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Nine Months Ended September 30, 2019
Revenue, net	$86,295	$32,398	$4,375	$—	$123,068
Net loss from continuing operations					(9,959)
Income tax expense					681
Interest expense, net					1,441
EBIT	$19,560	$3,451	$(6,086)	$(24,762)	$(7,837)
Depreciation of property, equipment and software	5,872	520	840	—	7,232
Amortization of intangible assets	1,313	126	1,159	—	2,598
EBITDA	$26,745	$4,097	$(4,087)	$(24,762)	$1,993
Other loss (income)	2	8	1	(15)	(4)
Foreign currency transaction (gains) losses on short-term intercompany balances	(82)	1,164	10	(58)	1,034
Transformation, severance, and other expenses	1,032	385	954	1,464	3,835
Acquisition-related adjustment income	—	—	—	(250)	(250)
Stock-based compensation	—	—	—	3,573	3,573
Adjusted EBITDA from continuing operations	$27,697	$5,654	$(3,122)	$(20,048)	$10,181

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Nine Months Ended September 30, 2018
Revenue, net	$83,676	$33,663	$4,804	$—	$122,143
Net loss from continuing operations					(2,582)
Income tax expense					1,573
Interest expense, net					1,300
EBIT	$16,845	$5,802	$(3,626)	$(18,730)	$291
Depreciation of property, equipment and software	3,876	512	908	—	5,296
Amortization of intangible assets	1,218	136	1,170	—	2,524
EBITDA	$21,939	$6,450	$(1,548)	$(18,730)	$8,111
Other loss (income)	(3)	166	—	(147)	16
Foreign currency transaction losses (gains) on short-term intercompany balances	128	853	14	(265)	730
Transformation, severance, and other expenses	728	999	66	635	2,428
Acquisition-related adjustment income	—	—	—	(1,640)	(1,640)
Stock-based compensation	—	—	—	4,159	4,159
Adjusted EBITDA from continuing operations	$22,792	$8,468	$(1,468)	$(15,988)	$13,804

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
As of September 30, 2019, there was $36.0 million in debt outstanding under the BOA Credit Facility that will be due March 14, 2024. The amount available for additional borrowing under the BOA Credit Facility was $24.0 million as of September 30, 2019. Based on the terms of the BOA Credit Facility, on September 30, 2019 the applicable interest rate (inclusive of the applicable interest rate margin) for LIBOR daily floating rate loans (the only type outstanding on September 30, 2019) was approximately 3.79%. As of September 30, 2019, the Company was required to pay a commitment fee of 0.25% per annum, payable quarterly, on the unused portion of the BOA Credit Facility.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of September 30, 2019	As of December 31, 2018
Credit facility(1)	$36,000	$21,600
DFC (2)	(352)	(65)
Net credit facility	35,648	21,535
Finance lease obligations(1)	25	66
Total debt	35,673	21,601
Less: Current portion of long-term debt	25	48
Long-term debt, excluding current portion	$35,648	$21,553

(1)	Principal portion of long-term debt. Refer to Future Commitments table below for principal payments to be made on long-term debt.

(2)	DFC refers to deferred financing costs related to the Company's long-term debt.
Future Commitments
The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s finance lease agreements for each of the fiscal years presented in the table below (in thousands):

Year Ended December 31,
2019	$8
2020	17
2021	—
2022	—
2023	—
2024	36,000
Total	$36,025
(6) Fair Value of Financial Instruments
The Company records cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled receivables, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items.
The Company records bank debt, if any, as of the period end date based on the effective borrowing rate and repayment terms when originated. The Company had $36.0 million in bank debt outstanding as of September 30, 2019 and $21.6 million in bank debt outstanding as of December 31, 2018. The Company believes the carrying value of the bank debt approximates its fair value. The Company considers the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).
The Company settled its business acquisition obligations during the third quarter of 2019. The Company had $4.2 million of business acquisition obligations as of December 31, 2018. The Company's business acquisition obligations represented the estimated fair value of the deferred consideration and projected earnout payments due as of the end of the reporting period. The Company determined the estimated fair value of business acquisition obligations based on its projections of future revenue and profits or other factors used in the calculation of the ultimate payment(s) to be made. The discount rate that the Company used to value the liability was based on specific business risk, cost of capital, and other factors. The Company considers these factors to be Level 3 inputs (significant unobservable inputs).
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
The components of lease expense, lease term and discount rate are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$1,168	$3,616
Short-term lease cost	30	72
Variable lease cost	387	841
Sublease income	(20)	(55)
Total lease cost	$1,565	$4,474

As of September 30, 2019, the weighted average remaining lease term and weighted average discount rate for the Company's operating leases were as follows:

Operating Leases
Weighted Average Remaining Lease Term	3.1 years
Weighted Average Discount Rate	4.1%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2019 (in thousands):

Operating Leases
The remainder of 2019	$1,011
2020	4,243
2021	3,454
2022	1,401
2023	654
Thereafter	565
Total undiscounted cash flows	11,328
Less imputed interest	(713)
Present value of lease liabilities	$10,615

Future minimum lease payments under noncancelable operating leases including the amended lease for our principal executive offices, are as of December 31, 2018 (in thousands):

Year Ending December 31,	Gross	Sublease Income	Amount
2019	$4,974	$(72)	$4,902
2020	3,882	(74)	3,808
2021	3,248	(77)	3,171
2022	1,168	—	1,168
2023	488	—	488
Total payments	$13,760	$(223)	$13,537
Rent expense for the three and nine months ended September 30, 2018 was $1.1 million and $3.6 million, respectively.

Supplemental cash flow information related to the Company's operating leases are as follows (in thousands):

Nine Months Ended September 30, 2019
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$14,479
Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$3,322

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Some of the information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements involve substantial risks and uncertainties including, without limitation, statements regarding future results of operations or the Company’s financial condition; the adequacy of the Company’s current working capital and other available sources of funds for capital expenditures and otherwise; the Company's goals and plans for the future, including its strategic initiatives and growth opportunities; and expectations regarding future revenue and growth trends. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and its other periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation or duty to update or modify these forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law.
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
In addition to recovery audit and spend analytics, we provide advisory and supplier information management ("SIM") services. We deliver services to hundreds of clients and serve clients in more than 30 countries. We conduct our operations through three reportable segments: Recovery Audit Services - Americas, Recovery Audit Services - Europe/Asia-Pacific and Adjacent Services. The Recovery Audit Services - Americas segment represents recovery audit services we provide in the U.S., Canada and Latin America. The Recovery Audit Services - Europe/Asia-Pacific segment represents recovery audit services we provide in Europe, Asia and the Pacific region. The Adjacent Services segment includes advisory, analytics and SIM services, as well as our PRGX OPTIX suite of analytics tools. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments in Corporate Support.
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

While the net impact of the economic environment on our recovery audit revenue is difficult to determine or predict, we believe that for the foreseeable future, our revenue will remain at a level that will allow us to continue investing in our growth strategy. Included in our growth strategy are our investments in developing and enhancing our technology platforms and improved operational processes within our recovery audit business. In addition, we continue to pursue the expansion of our business beyond retail recovery audit services by growing the portion of our business that provides recovery audit services to enterprises other than retailers; growing our contract compliance service offerings; expanding into new industry verticals, such as telecommunications, manufacturing and resources; and offering our Adjacent Services business. We believe that our recovery audit business uniquely positions us to create value for clients and gives us a competitive advantage over other players in the broader S2P market for four fundamental reasons:

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
We believe that for the foreseeable future, our revenue will remain at a level that will allow us to continue investing in our growth strategy, including developing and enhancing our technology platforms and improved operational processes within our recovery audit business. We have processes in place to mitigate the financial impact arising from fluctuations in our businesses. These processes include reviewing and monitoring financial and operational results through our internal reporting, devoting substantial efforts to develop an improved service delivery model to enable us to more cost-effectively serve our clients, and maintaining the flexibility to otherwise control our costs. We have continued the efforts we began in the second quarter of 2019 we took steps to improve our profitability. We have initiated a cost reduction program and intensified our focus on client profitability. We expect to continue to rationalize expenses across the Company and to address unprofitable client arrangements through renegotiation of terms or contract terminations.
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
Discontinued Operations
As of December 31, 2015, the Company discontinued its HCRA business.  In connection with the discontinuation of that business, the Company entered into agreements with third parties to fulfill its Medicare RAC program subcontract obligations to audit Medicare payments and provide support for claims appeals and assigned its remaining Medicaid contract to another party. The Company has entered into settlement agreements with two of the three Medicare RAC-related third-parties. The Company believes the likelihood of further claims related to the final Medicare RAC contract is remote.  As a result, the associated liability and receivable balances that relate to the final contract have been reduced to zero in the third quarter of 2019. The HCRA services business is reported as Discontinued Operations in accordance with GAAP.

Results of Operations from Continuing Operations
The discussions and financial results in this Item 2 reflect our results from continuing operations.
The following table sets forth the percentage of revenue represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue, net	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	60.4	60.4	62.6	64.1
Selling, general and administrative expenses	32.0	28.9	35.1	30.0
Depreciation of property, equipment and software	6.3	4.0	5.9	4.3
Amortization of intangible assets	2.0	2.0	2.1	2.1
Acquisition-related adjustment income	(0.6)	(3.8)	(0.2)	(1.3)
Total operating expenses	100.1	91.4	105.5	99.2
Operating (loss) income from continuing operations	(0.1)	8.6	(5.5)	0.8
Foreign currency transaction losses on short-term intercompany balances	2.1	0.2	0.8	0.6
Interest expense, net	0.9	1.0	1.2	1.1
Net (loss) income from continuing operations before income tax	(3.1)	7.4	(7.5)	(0.9)
Income tax expense	0.5	1.3	0.6	1.3
Net (loss) income from continuing operations	(3.6)%	6.1%	(8.1)%	(2.2)%
Three and Nine Months Ended September 30, 2019 Compared to the Corresponding Period of the Prior Year
Revenue, net. Revenue, net was as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Recovery Audit Services – Americas	$29,987	$28,806	4.1%	$86,295	$83,676	3.1%
Recovery Audit Services – Europe/Asia-Pacific	10,803	12,191	(11.4)%	32,398	33,663	(3.8)%
Adjacent Services	1,500	2,323	(35.4)%	4,375	4,804	(8.9)%
Total	$42,290	$43,320	(2.4)%	$123,068	$122,143	0.8%

Consolidated revenue for the three months ended September 30, 2019 decreased 2.4% compared to the same period in 2018. Consolidated revenue for the nine months ended September 30, 2019 increased slightly compared to the same period in 2018. Below is a discussion of our revenue for our three reportable segments.
Recovery Audit Services – Americas revenue for the three months ended September 30, 2019 increased 4.1% compared to the same period in 2018. For the nine months ended September 30, 2019, revenue increased 3.1% compared to the same period in 2018. Revenue growth in the commercial (non-retail) business within this segment was relatively strong with a few particularly large client engagements that billed in the third quarter of 2019, partially offset by a decrease in the retail business within this segment.
Recovery Audit Services – Europe/Asia-Pacific revenue decreased 11.4% and 3.8% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Revenue in the retail recovery audit business in the United Kingdom and Europe decreased, as did the commercial recovery audit business in Asia-Pacific.

Adjacent Services revenue decreased 35.4% and 8.9% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The year-over-year decreases are primarily the result of revenue from two particularly large, non-recurring advisory projects generated in the third quarter of 2018.
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
COR was as follows (in thousands):

	Three Months Ended September 30,			% of Revenue		Nine Months Ended September 30,			% of Revenue
	2019	2018	Change	2019	2018	2019	2018	Change	2019	2018
Recovery Audit Services – Americas	$17,201	$17,602	(2.3)%	57.4%	61.1%	$49,140	$52,866	(7.0)%	56.9%	63.2%
Recovery Audit Services – Europe/Asia-Pacific	6,661	6,632	0.4%	61.7%	54.4%	20,576	20,551	0.1%	63.5%	61.0%
Adjacent Services	1,677	1,912	(12.3)%	111.8%	82.3%	7,370	4,915	49.9%	168.5%	102.3%
Total	$25,539	$26,146	(2.3)%	60.4%	60.4%	$77,086	$78,332	(1.6)%	62.6%	64.1%
COR as a percentage of revenue for Recovery Audit Services - Americas was 57.4% and 56.9% for the three and nine months ended September 30, 2019, respectively, compared to 61.1% and 63.2% for the three and nine months ended September 30, 2018. The improvement in COR for Recovery Audit Services - Americas as a percentage of revenue is primarily due to decreases in payroll, maintenance and contractor expenses partially offset by an increase in bonus expense in the 2019 periods.
COR as a percentage of revenue for Recovery Audit Services - Europe/Asia-Pacific was 61.7% and 63.5% for the three and nine months ended September 30, 2019, respectively, compared to 54.4% and 61.0% for the three and nine months ended September 30, 2018. The increase in COR as a percentage of revenue in both the three and nine-month periods is a result of lower revenues in 2019.
COR as a percentage of revenue for Adjacent Services was 111.8% and 168.5% for the three and nine months ended September 30, 2019, respectively, compared to 82.3% and 102.3% for the three and nine months ended September 30, 2018. The year-over-year increases in COR as a percentage of revenue are primarily due to increases in payroll, bonuses, consulting and transformation expense associated with the termination of a real property lease.

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
SG&A expenses were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Recovery Audit Services – Americas	$3,464	$3,058	13.3%	$10,490	$8,746	19.9%
Recovery Audit Services – Europe/Asia-Pacific	1,801	2,535	(29.0)%	6,553	5,643	16.1%
Adjacent Services	172	569	(69.8)%	1,081	1,423	(24.0)%
Subtotal for reportable segments	5,437	6,162	(11.8)%	18,124	15,812	14.6%
Corporate Support	8,107	6,359	27.5%	25,085	20,782	20.7%
Total	$13,544	$12,521	8.2%	$43,209	$36,594	18.1%
Recovery Audit Services – Americas SG&A expenses increased 13.3% and 19.9% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The year-over-year increases in SG&A expense were primarily due to increases in our investment in our sales organization.
Recovery Audit Services – Europe/Asia-Pacific SG&A expenses decreased 29.0% and increased 16.1% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The decrease in expense in the third quarter of 2019 was primarily due to a decrease in payroll expense. The year-over-year in increase in expense for the nine-month period is primarily due to an increase in bad debt expense.
Adjacent Services SG&A expenses decreased 69.8% and 24.0% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The decreases in SG&A expense are primarily due to a decrease in payroll expense.
Corporate Support SG&A increased 27.5% and 20.7% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Corporate Support SG&A includes stock-based compensation of $0.5 million and $3.6 million for the three and nine months ended September 30, 2019, respectively. Excluding stock-based compensation expense, Corporate Support SG&A expenses increased year-over-year in both the three and nine-month periods primarily as a result of our investment in product innovation.

Depreciation of property, equipment and software. Depreciation of property, equipment and software was as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Recovery Audit Services – Americas	$2,191	$1,260	73.9%	$5,872	$3,876	51.5%
Recovery Audit Services – Europe/Asia-Pacific	176	164	7.3%	520	512	1.6%
Adjacent Services	281	289	(2.8)%	840	908	(7.5)%
Total	$2,648	$1,713	54.6%	$7,232	$5,296	36.6%
Depreciation expense increased for the three and nine months ended September 30, 2019, compared to the same periods in 2018, as a result of an increased level of capital expenditures and assets placed into service in the 2019 periods compared to 2018.
Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Recovery Audit Services – Americas	$437	$445	(1.8)%	$1,313	$1,218	7.8%
Recovery Audit Services – Europe/Asia-Pacific	41	37	10.8%	126	136	(7.4)%
Adjacent Services	386	390	(1.0)%	1,159	1,170	(0.9)%
Total	$864	$872	(0.9)%	$2,598	$2,524	2.9%

Generally, we amortize the customer relationship intangible assets we record in connection with an acquisition on an accelerated basis over six years or longer, and we amortize non-compete agreements and trade names on a straight-line basis over five years or less. This methodology results in higher amortization immediately following an acquisition, and declining expense in subsequent periods.

Acquisition-Related Adjustments reflects adjustments to the earnout consideration of acquired businesses in 2017 and 2016 of $0.2 million and $1.6 million, respectively.
Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany receivables from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three and nine months ended September 30, 2019, we recorded foreign currency transaction losses of $0.9 million and $1.0 million, respectively, on short-term intercompany balances compared to losses of less than $0.1 million and $0.7 million, respectively, for the same periods in 2018.
Interest Expense, net. Interest expense, net decreased less than $0.1 million in the third quarter of 2019 and increased $0.1 million for the nine months ended September 30, 2019, compared to the same periods in 2018. The increase for the nine-month period is primarily due to increased borrowings under our credit facility.
Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors have resulted in minimal income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three and nine months ended September 30, 2019 and 2018 primarily results from taxes on the income of certain of our foreign subsidiaries.
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
A reconciliation of consolidated net loss to each of EBIT, EBITDA and Adjusted EBITDA for the periods presented in this report are as follows (in thousands):
EBIT, EBITDA, and Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Net (loss) income	$(642)	$2,301	(127.9)%	$(9,317)	$(3,266)	185.3%
Income tax expense	202	597	(66.2)%	681	1,573	(56.7)%
Interest expense, net	376	416	(9.6)%	1,441	1,300	10.8%
EBIT	(64)	3,314	(101.9)%	(7,195)	(393)	1730.8%
Depreciation of property, equipment and software	2,648	1,713	54.6%	7,232	5,297	36.5%
Amortization of intangible assets	864	872	(0.9)%	2,598	2,524	2.9%
EBITDA	3,448	5,899	(41.5)%	2,635	7,428	(64.5)%
Foreign currency transaction losses on short-term intercompany balances	905	70	1192.9%	1,034	730	41.6%
Acquisition-related adjustment income	(250)	(1,640)	(84.8)%	(250)	(1,640)	(84.8)%
Transformation, severance, and other expenses	1,858	439	323.2%	3,835	2,428	57.9%
Other loss (income)	4	(1)	(500.0)%	(4)	16	(125.0)%
Stock-based compensation	527	1,341	(60.7)%	3,573	4,159	(14.1)%
Adjusted EBITDA	$6,492	$6,108	6.3%	$10,823	$13,121	(17.5)%
Adjusted EBITDA from continuing operations	$5,592	$6,433	(13.1)%	$10,181	$13,804	(26.2)%

Transformation, severance, and other expenses increased $1.4 million for the three and nine months ended September 30, 2019, compared to the same periods in 2018. Transformation, severance, and other expenses fluctuate as we transform our business or adjust our cost structure.

Stock-based compensation for the three and nine months ended September 30, 2019 decreased compared to the same periods in 2018 primarily due to the reversal of PBU expense. Prior to the third quarter of 2019, the outstanding PBUs had been expensed at the target performance level, as if 100% of the awards would vest. During the third quarter of 2019, it was determined that it was not probable that the target or threshold performance levels for two of the three performance conditions would be achieved and the Company reversed approximately $0.8 million of expense. The portion of the PBUs associated with the third performance condition is now being expensed at threshold performance level.
Adjusted EBITDA
We include a detailed calculation of Adjusted EBITDA by segment in Note 4 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q. A summary of Adjusted EBITDA, from continuing operations by segment, for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Recovery Audit Services – Americas	$9,976	$8,325	19.8%	$27,697	$22,792	21.5%
Recovery Audit Services – Europe/Asia-Pacific	2,481	3,008	(17.5)%	5,654	8,468	(33.2)%
Adjacent Services	(18)	(160)	88.8%	(3,122)	(1,468)	(112.7)%
Subtotal for reportable segments	12,439	11,173	11.3%	30,229	29,792	1.5%
Corporate Support	(6,847)	(4,740)	(44.5)%	(20,048)	(15,988)	(25.4)%
Total	$5,592	$6,433	(13.1)%	$10,181	$13,804	(26.2)%
Adjusted EBITDA for the three and nine months ended September 30, 2019 decreased compared to the same periods in 2018. Adjusted EBITDA as a percentage of revenue decreased for the three and nine months ended September 30, 2019 compared to the same periods in 2018.
Recovery Audit Services – Americas Adjusted EBITDA increased for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The increases were primarily due to decreases in cost of revenue for the three and nine months ended September 30, 2019.
Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA decreased for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The decreases were primarily due to increased bad debt expenses and changes in foreign currency exchange rates.
Adjacent Services Adjusted EBITDA increased for the three months ended September 30, 2019 and decreased for the nine months ended September 30, 2019 compared to the same periods in 2018. The decrease for the nine-month period was primarily due to an increase in the cost of revenue.
Corporate Support Adjusted EBITDA decreased for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The decreases were primarily due to increases in our investment in product innovation.
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
As of September 30, 2019, we had $11.1 million in cash and cash equivalents and $36.0 million of borrowings under our credit facility with Bank of America, N.A. ("BOA"). As of September 30, 2019, the limit on our credit facility was $60.0 million and, subject to compliance with the covenants under our credit facility, we had $24.0 million of availability for additional borrowings. As of September 30, 2019, the Company was in compliance with the covenants in its BOA credit facility.

The $11.1 million in cash and cash equivalents includes $0.8 million held at banks in the U.S. and the remainder held at banks in other jurisdictions, primarily, in Canada, the United Kingdom, Australia, India, Thailand, Mexico and France. Certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign jurisdictions that could be used in, or is needed by, our operations in the U.S., we may incur significant penalties and/or taxes to repatriate these funds. Generally, we have not provided for deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. However, we do not consider the earnings of our Canadian subsidiary to be permanently reinvested, and have provided for deferred taxes relating to the potential repatriation of the funds held in Canada.

Our cash and cash equivalents as of September 30, 2019 included short-term investments of approximately $1.3 million, the majority of which was held at banks outside of the United States, primarily in Canada and Brazil.

Operating Activities. Net cash provided by operating activities was $3.2 million and net cash used in operating activities was $3.4 million for the nine months ended September 30, 2019 and 2018, respectively. These amounts consist of two components, specifically, net loss adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, non-cash interest expense, foreign currency transaction losses (gains) on short term intercompany balances and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net loss	$(9,317)	$(3,266)
Adjustments for certain non-cash items	18,382	12,094
	9,065	8,828
Changes in operating assets and liabilities	(5,857)	(12,257)
Net cash provided by (used in) operating activities	$3,208	$(3,429)
Investing Activities. Net cash used in investing activities was $11.7 million for the nine months ended September 30, 2019, and $7.9 million for the nine months ended September 30, 2018. The increase was primarily due to 2019 purchases of property and equipment to upgrade the Company's technology infrastructure, computer equipment, and to develop new analytics tools.
Financing Activities. Net cash provided by financing activities was $5.0 million for the nine months ended September 30, 2019, primarily resulting from $14.4 million in net borrowings offset by $4.2 million of payments for an acquisition earnout liability and $4.2 million paid for shares of common stock repurchased by the Company and surrendered by employees to satisfy withholding taxes. Net cash provided by financing activities was $2.8 million for the nine months ended September 30, 2018, primarily resulting from $4.0 million in net borrowings and $4.2 million in proceeds from option exercises, offset by $4.0 million in payments for an acquisition earnout liability associated with the Cost & Compliance Associates, LLC acquisition and $1.3 million paid for shares of common stock surrendered by employees to satisfy withholding taxes.
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
The BOA Credit Facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports and maintenance of existence. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments and sell assets, but does provide for certain permitted repurchases of shares of its capital stock and the declaration and payment of certain dividends on its capital stock. The financial covenants included in the BOA Credit Facility set forth a maximum consolidated leverage ratio and a minimum consolidated fixed charge coverage ratio for the Company, each of which will be tested on a quarterly basis; and with the Company having the ability to increase the maximum leverage ratio for a limited time when needed in connection with permitted acquisitions. In addition, the BOA Credit Facility includes customary events of default.
As of September 30, 2019, there was $36.0 million in debt outstanding under the BOA Credit Facility. The Company was in compliance with the covenants of the BOA Credit Facility as of September 30, 2019.
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
On February 21, 2014, the Company's Board of Directors authorized a stock repurchase program under which the Company could repurchase up to $10.0 million of the Company's common stock from time to time through March 31, 2015. Since 2014, the original authorization of the stock repurchase program, the Board of Directors has modified the program from time to time to increase the repurchase limit to $75 million and extend the expiration date to December 31, 2019. Since the February 2014 announcement of the program, the Company has repurchased 9.7 million shares of its common stock for an aggregate cost of $52.8 million. These shares were retired and accounted for as a reduction to Shareholders' Equity in the Consolidated Balance Sheet. Direct costs incurred to acquire the shares are included in the total cost of the shares. As of November 1, 2019, the Company has approximately 23.1 million shares of common stock outstanding.
The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.

Off-Balance Sheet Arrangements
As of September 30, 2019, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the translated value of foreign functional currency results in lower net income. When the U.S. dollar weakens, the translated value of the foreign functional currency results in higher net income. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three and nine months ended September 30, 2019, we recognized $3.6 million and $8.2 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.4 million and $0.8 million for the three and nine months ended September 30, 2019. We currently do not have any arrangements in place to hedge our foreign currency risk. The implementation of the United Kingdom's referendum to withdraw membership from the European Union (referred to as "Brexit"), has had a detrimental effect, and could have further detrimental effects, on the value of either or both of the euro and the British pound sterling, which could negatively impact our business (principally from the translation of sales and earnings in those foreign currencies into our reporting currency).
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under the BOA Credit Facility, if any. As of September 30, 2019, we had $24.0 million of borrowing availability under our BOA Credit Facility and $36.0 million borrowed under the BOA Credit Facility as of that date. The Revolver bears interest under the BOA Credit Facility at a rate per annum comprised of a specified index rate based on LIBOR plus an applicable interest rate margin determined under the BOA Credit Facility. Such interest under the BOA Credit Facility shall be at a rate per annum equal to (x) the LIBOR daily floating rate plus an applicable interest rate margin determined under the BOA Credit Facility or (y) the base rate plus the applicable interest rate margin, each as determined under the BOA Credit Facility. Although the Company does not anticipate the need for Swingline Loans, were any Swingline Loans to be made they would bear interest at the base rate plus the applicable interest rate margin for base rate loans, each as determined under the BOA Credit Facility. The applicable interest rate margin varies from 1.50% per annum to 2.25% per annum, for LIBOR daily floating rate loans, and from 0.50% per annum to 1.25% per annum, for loans based on the base rate, and in either case depending on the Company’s consolidated leverage ratio, and is determined in accordance with a pricing grid under the BOA Credit Facility. Assuming full utilization of the BOA Credit Facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.6 million change in annual pre-tax income.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended September 30, 2019.

2019	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
July 1 - July 31	—	$—	—	$—
August 1 - August 31	175,039	$5.16	173,610	$—
September 1 - September 30	195,866	$5.57	195,478	$—
	370,905	$5.38	369,088	$22.2
(a) Amount includes shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock awards that vested during the three months ended September 30, 2019.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

The Company’s Senior Vice President and Chief Operating Officer - Global Audit Operations, Michael Cochrane, will be leaving the Company effective November 16, 2019. On November 8, 2019, the Company entered into a Separation Agreement (the “Separation Agreement”) with Mr. Cochrane, which terminates the employment agreement between the Company and Mr. Cochrane and Mr. Cochrane’s employment with the Company as of the Effective Date (as defined in the Separation Agreement). The material terms of the Separation Agreement are as follows:

1. Post-employment Compensation. The Separation Agreement provides for the Company to pay severance to Mr. Cochrane in the form of salary continuation for twelve (12) months from the Effective Date, which will be paid in accordance with the Company’s standard pay practices, subject to any limitations or delays that may be required under Section 409A of the Internal Revenue Code. The Company will permit Mr. Cochrane to continue healthcare plan coverage for a period of twelve (12) months from the Effective Date on the same basis and at the same cost as if he remained employed, provided that such coverage shall terminate in the event Mr. Cochrane becomes eligible for coverage under another employer’s plan. As of the Effective Date, Mr. Cochrane’s outstanding unvested restricted stock that would have vested based solely on his continued employment (17,412 shares), will vest in full. All of Mr. Cochrane’s outstanding vested stock options shall remain outstanding until the earlier of (i) one year after the Effective Date of the Separation Agreement or (ii) the original expiration date of such options (disregarding any earlier expiration date provided for in any other agreement, including without limitation any related grant agreement, based solely on the termination of Mr. Cochrane’s employment). Additionally, Mr. Cochrane’s outstanding unvested performance-based restricted stock units that were granted as of May 29, 2018 shall remain outstanding and be eligible to become vested and payable with respect to a pro-rata portion of the unvested performance-based restricted stock units in accordance with the terms of such unvested performance-based restricted stock units, notwithstanding termination of Mr. Cochrane’s employment. Mr. Cochrane is also entitled to one year of outplacement services of up to $20,000.

2. Business Protection Agreements. Mr. Cochrane is bound by confidentiality provisions, non-competition covenants and non-solicitation restrictions concerning both customers and employees of the Company.

3. Release. The Separation Agreement contained a release, pursuant to which Mr. Cochrane released all claims, causes of action, liabilities or demands of any kind or nature, known or unknown, arising on or before the date of the release against the Company and its subsidiaries and affiliates and their respective officers, directors, employees, agents, insurers, assigns and successors in interest, subject to the expiration of the applicable revocation period.

A copy of the Separation Agreement is attached to this Report as Exhibit 10.1 and is incorporated herein by reference. The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the Separation Agreement.

Item 6. Exhibits

Exhibit Number	Description
3.1
Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 17, 2006).

3.1.1	Articles of Amendment of the Registrant effective January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 25, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

10.1	Separation Agreement dated November 8, 2019, by and between Michael Cochrane and the Company.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2019.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2019.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2019.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

November 12, 2019	By:	/s/ Ronald E. Stewart
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

November 12, 2019	By:	/s/ Kurt J. Abkemeier
Kurt J. Abkemeier
Chief Financial Officer and Treasurer (Principal Financial Officer)