Form 10-K
period 2019-12-31
PRGX GLOBAL, INC.
filed 2020-03-12
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value, as of June 30, 2019, of common shares of the registrant held by non-affiliates of the registrant was approximately $137.7 million, based upon the last sales price reported that date on The Nasdaq Global Select Market of $6.72 per share. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

Common shares of the registrant outstanding at February 28, 2020 were 23,761,345.
Documents Incorporated by Reference
Part III: Portions of Registrant’s Proxy Statement relating to the Company’s 2020 Annual Meeting of Shareholders.

PRGX GLOBAL, INC.
FORM 10-K
December 31, 2019

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
These forward-looking statements are subject to risks, uncertainties and other factors, including but not limited to those discussed herein and below under Item 1A “Risk Factors.” Many of these risks are outside of our control and could cause actual results to differ materially from the results discussed in the forward-looking statements. Factors that could lead to material changes in our performance may include, but are not limited to:

•	our ability to successfully execute our recovery audit growth strategy;

•	our continued dependence on our largest clients for significant revenue;

•	the use of internal recovery audit groups by our clients, reducing the amount of recoveries available to us;

•	commoditization of our services and the effects of rate reductions;

•	the significant control that our clients have over assertion or acceptance of recovery audit claims against their suppliers and the corresponding impact on our revenue;

•	revenue that does not meet expectations or justify costs incurred;

•	our ability to develop material sources of new revenue in addition to revenue from our core accounts payable recovery audit services;

•	changes in the market for our services;

•	client and vendor bankruptcies and financial difficulties;

•	our ability to retain and attract qualified personnel and effectively manage our global workforce;

•	our ability to protect and maintain the competitive advantage of our proprietary technology and intellectual property rights;

•	our reliance on operations outside the U.S. for a significant portion of our revenue;

•	our ability to effectively manage foreign currency fluctuations;

•	the highly competitive environments in which our recovery audit services and Adjacent Services businesses operate and the resulting pricing pressure on those businesses;

•	our ability to integrate acquisitions;

•	our ability to realize operational cost savings and the transformation severance and related expenses we may incur to generate these savings;

•	uncertainty in the global credit markets;

•	our ability to maintain compliance with the financial and non-financial covenants in our financing arrangements;

•	our tax positions and other factors, that could affect our effective income tax rate or our ability to use our existing deferred tax assets;

•	our ability to operate in compliance with changing data privacy requirements;

•	our ability to comply with a variety of foreign laws and regulations, such as those relating to data protection and employment, as well as U.S. laws affecting operations outside of the United States;

•	a cyber-security or other incident involving the misappropriation, loss or unauthorized disclosure or use of client data or other confidential information;

•	effects of changes in accounting policies, standards, guidelines or principles;

•	terrorist acts, acts of war, geopolitical disruptions disease epidemics and pandemics and other factors over which we have little or no control;

•	our ability to effectively develop, maintain, operate and improve our proprietary technology platforms and applications; or

•
uncertainties and effects of the implementation of the United Kingdom's withdrawal from membership in the European Union (referred to as "Brexit"), including financial, legal, trade and tax implications.

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

ii

PART I
ITEM 1. Business
PRGX Global, Inc., together with its subsidiaries, is a global leader in recovery audit and spend analytics, services designed to improve our clients' source-to-pay ("S2P") business processes. We are based in the United States of America (“U.S.”) and serve clients in more than 30 countries. PRGX Global, Inc. was incorporated in the State of Georgia in 1996. At the heart of our services portfolio is the core capability of mining client data to deliver “actionable insights.” Actionable insights allow our clients to improve their financial performance by reducing costs, improving business processes and managing risks.
The vast majority of our revenue comes from recovery audit, a business service based on the mining of tremendous amounts of our clients’ purchasing-related data, looking for billing errors and overpayments made to their third-party suppliers. PRGX is one of the world's leading providers of recovery audit services principally to large businesses with high volumes of transactions and complex pricing arrangements with suppliers.
We provide services to 75% of top global retailers and a third of the largest companies in the Fortune 500. We earn the largest portion of our revenue from our retail clients. Retailers’ purchases of merchandise for resale are extremely complex due to the high volume of promotions, allowances and rebates provided by suppliers. Recovery audit in the retail industry is a mature service offering and we have been serving many of our retail clients for decades.
The second largest portion of our business is referred to within the recovery audit industry as “commercial” recovery audit. Commercial recovery auditing is the delivery of recovery audit services to clients in industries other than retail, such as telecommunications, automotive and industrial manufacturing, pharmaceuticals, natural resources, financial services, and transportation. A commercial recovery audit is typically less complex in terms of supplier pricing arrangements, scope of purchase transactions made available for audit and depth of audit programs within individual companies.
Another type of recovery audit focuses on auditing complex supplier billings against large services, construction and licensing contracts and is referred to as a “contract compliance” audit. Although relevant to a large portion of our client base, contract compliance audits are more heavily utilized by commercial clients and are a growing part of our business.
We continue to innovate by (a) expanding the breadth of our services, such as introducing new recovery audit claim concepts, (b) improving our audit methodologies, including the acceleration of the audit itself, such that audits increasingly move closer in time to the original transaction with the ultimate goal of real-time and preventative audits, and (c) continued technological advancements, such as the development and enhancement of our proprietary technology platforms and tools that enable our auditors and clients to work more efficiently and deliver greater returns.
Additionally, we provide advanced S2P analytics, leveraging our established expertise to provide insights and solutions to finance, merchandising and procurement functions to improve working capital, optimize purchasing leverage in vendor pricing negotiations, improve insight into product margin and cost of goods, identify and manage risks associated with vendor compliance, improve quality of vendor master data and improve visibility and diagnostics of direct and indirect spend. These capabilities differentiate our business and are applicable to clients in both the retail and commercial markets.
PRGX is unique in that we are a global recovery audit services provider, serving clients in over 30 countries across a multitude of industries. We conduct our operations through three reportable segments: Recovery Audit Services - Americas, Recovery Audit Services - Europe/Asia-Pacific and Adjacent Services. The Recovery Audit Services - Americas segment represents recovery audit services we provide in the U.S., Canada and Latin America and is our largest segment in terms of clients served and revenue generated. The Recovery Audit Services - Europe/Asia-Pacific segment represents recovery audit services we provide in Europe, Asia and the Pacific region and is responsible for a significant portion of our revenue. The Adjacent Services segment includes our software-as-a-service (SaaS) and advisory advanced analytics solutions provided to clients in any country. We report the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments in Corporate Support. For additional financial information relating to our reporting segments, see Note 2 - Operating Segments and Related Information of our Consolidated Financial Statements included in Item 8 of this Form 10-K.
As of December 31, 2015, the Company discontinued its HCRA services business. The Company has settled with two of the three Medicare RAC-related third-parties. The Company believes the likelihood of further claims related to the final Medicare RAC contract is remote and does not expect to incur additional charges in future periods related to its HCRA services business. As a result, the associated liability and receivable balances that relate to the final contract were reduced to zero in the third quarter of 2019. The HCRA services business is reported as Discontinued Operations in accordance with GAAP.

The Recovery Audit Industry and PRGX
Many businesses generate substantial volumes of payment transactions involving multiple vendors, numerous discounts and allowances, fluctuating prices and complex pricing arrangements or rate structures. Although these businesses correctly process the vast majority of payment transactions, errors occur in a small percentage of transactions. These errors include, but are not limited to, missed or inaccurate discounts, allowances and rebates, vendor pricing errors, erroneous coding, unapplied credits and duplicate payments. Many factors contribute to the errors, including communication failures between the purchasing and accounts payable departments, complex pricing arrangements or rate structures, personnel turnover and changes in information and accounting systems. Recovery auditing is a business service focused on finding overpayments created by these errors. These audits are either accounts payable audits or contract compliance audits and entail comprehensive and customized data acquisition from the client, frequently including purchasing, receiving, point-of-sale, pricing, deal and contract documentation, emails, and payment data.
PRGX, like most companies in the recovery audit services industry, generates the majority of its revenue through contingent fee arrangements, sharing a pre-determined percentage of successful claims or “recoveries” generated from an audit. There are certain recovery audit services or types of audits that are billed as a fixed fee or on a time and materials basis, but the majority of our revenue is generated through contingent fee contracts.
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
As business practices have evolved, PRGX and the recovery audit industry has evolved with them, innovating processes, error identification tools, and claim types to maximize recoveries. The following are a number of factors impacting recovery auditing:

•
Source to Pay Proliferation & Data Complexity. Businesses increasingly are using many different forms of proprietary and third-party technology to manage complex procurement and accounts payable systems in an effort to realize greater operating efficiencies. Many businesses worldwide communicate with vendors electronically, including the use of email, Electronic Data Interchange (“EDI”) and the Internet or third-party platforms to exchange inventory and sales data, transmit purchase orders, submit invoices, forward shipping and receiving information and remit payments. Though the complexity of capturing the data has increased significantly, these systems capture more detailed data, which should further inform transactional reviews by recovery auditors.

•
Globalization & Global Supply Chain Complexity. As the operations of business enterprises become increasingly multi-national, they often seek service providers with a global reach. Sophistication in systems and processes varies markedly across the global network of suppliers which further drives the need for our services. Companies are sourcing from all parts of the world, at times with minimal understanding of the associated risks. Companies have created vast networks of potential transaction partners that will continue to create complexity and risk throughout the supply chain. PRGX serves clients in more than 30 countries and we believe we are the recovery audit service provider best suited to deliver multi-national audits.

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

•
Increasing Claim Categories and Accelerating Audits. Traditionally, the focus of a recovery audit was on a simple, or “disbursement,” claim type, such as the duplicate payment of invoices. Enhancements to accounts payable software, particularly large enterprise software solutions used by many large companies, have reduced the extent to which companies make simple disbursement errors. However, the introduction of creative vendor discount programs, complex pricing arrangements and activity-based incentives has led to an increase in auditable transactions and potential sources of error. These transactions are complicated to audit, as the underlying transaction data is difficult to access and recognizing mistakes can be complex. Recovery audit firms such as PRGX with significant industry-specific expertise and sophisticated technology are best equipped to audit these complicated claim categories. Historically these claims were audited months and in some cases years after the original transaction. PRGX is working to bring the timing of auditing closer to the original transaction. Audit acceleration has multiple benefits, including reduced vendor abrasion for clients, and greater accuracy of claims.

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

•
Technology Platform. The ability to efficiently and cost-effectively ingest large volumes of structured and unstructured data is critical to providing best-in-class recovery audit services. We believe we have developed the most sophisticated and highest performing large data processing infrastructure in our industry, including the following components of our proprietary Verigon™ Solution Suite, which enable our recovery audit services:

•
the Epiphany Data Foundation™ , which allows us to effectively process and manage our clients’ data in large scale volumes and at superior speeds, accelerating our data processing speeds for both structured and unstructured data sets and supporting our efforts to accelerate audit results and transform our core audit processes; and

•	the Panoptic™ Compliance Audit Platform, which provides a configurable toolkit for tailoring the audit, project, and claims management processes to each of the industry and audit types we serve.
We expect the evolution of the recovery audit industry to continue. In particular, we expect that the industry will continue to move towards the electronic capture and presentation of data, more automated, centralized processing and auditing closer to the time of the payment transaction.
Adjacent Services
Our Adjacent Services business leverages our significant S2P knowledge, expertise and capabilities, and enables us to provide additional insights and solutions to finance, merchandising and procurement executives, many of whom we have a long history with because of our recovery audit services. Typical Adjacent Services involve applying data science to our clients' structured and unstructured data to solve challenging business problems, such as improving working capital, optimizing purchasing leverage in vendor pricing negotiations, improving insight into product margin and cost of goods for resale, identifying and managing risks associated with vendor compliance, improving the quality of vendor master data and improving visibility and diagnostics of direct and indirect spend.
Our Adjacent Services business includes our supplier information management (“SIM”) and deduction management solutions as well as S2P analytics tools offered as part of our Lumen™ Advanced Analytics, a combination of technology and applied data science methodologies used to derive actionable insights from the S2P data now explorable within the Epiphany Data Foundation. As our clients’ supplier base, data volumes and complexity levels continue to grow, we are using our deep data management experience to develop new actionable insight solutions, compliance-related tools, analytics solutions and data transformation services. Taken together, our deep understanding of our clients’ S2P data and our Adjacent Services solutions provide multiple routes to help our clients achieve greater profitability.
Clients
PRGX provides its services principally to large businesses having a high volume of payment transactions and complex procurement environments. Retailers continue to constitute the largest part of our client and revenue base. Our five largest clients contributed to our revenue from continuing operations by approximately 36.6% in 2019, 35.4% in 2018 and 36.6% in 2017. We have one client, The Kroger Co., that accounted for approximately 10% of our revenue from continuing operations in 2019, and 12% of our revenue from continuing operations in 2018 and 2017.
Some organizations (primarily large retailers) maintain internal recovery audit departments to recover certain types of payment errors and identify opportunities to reduce costs. Despite having such internal resources, many companies also retain independent recovery audit firms, such as PRGX, due to their specialized knowledge, capabilities and focused technologies. In the U.S., Canada, the United Kingdom, France, Mexico, Brazil, and Australia, large retailers routinely engage independent recovery audit firms as a standard business practice. It is typical in the retail industry for large firms to engage a primary audit firm at one contingency fee rate and a secondary firm to audit behind the primary at a higher rate. Our commercial recovery audit clients are typically Fortune 1000 companies in industries other than retail and with multi-billion dollars of purchase transactions to be audited. These clients range from large multi-national manufacturing and resource companies, to large regional or national telecommunications and financial services institutions to global high-tech software organizations. The contract compliance audit practice is a specific type of recovery auditing which is more heavily utilized by commercial clients and is expected to be a growing part of our business. This service offering focuses on auditing complex supplier billings against large services, construction and licensing contracts, and is relevant to a large portion of our client base.

The PRGX Strategy
PRGX is a global leader in recovery audit and spend analytics, services designed to improve our clients' S2P business processes. Our solutions include services and technologies for recovery audit, contract compliance, and advanced analytics. We principally offer our solutions to large businesses with a high volume of payment transactions and complex procurement environments.
We plan to achieve revenue growth and higher profitability through the following strategy:
1.Grow our core recovery audit business through continued process and technology innovation;
2.Differentiate our service offerings and capabilities;
3.Increase the global adoption of contract compliance auditing, which has demonstrated value across many industries and regions; and
4.Expand our clients' use of advanced analytics to improve their S2P business processes
Grow our core recovery audit business through continued process and technology innovation
We continue to be the industry leader by introducing innovative audit concepts and processes. In addition, we are deploying global best practices and rolling out world-class proprietary technology platforms and audit tools to drive deeper recoveries and enable next generation audit concepts. We expect to achieve our growth objectives through process redesign coupled with investments in our technology infrastructure and implementing our new technologies across our global audits.
Differentiate our service offerings and capabilities
We plan to differentiate our service offerings and capabilities by enhancing our current services and implementing innovations such as:

•
Audit acceleration. Our clients are constantly seeking to accelerate the recovery audit process to deliver audit results closer to the time of the transaction to increase recovery yields, provide a greater opportunity to address process errors, and reduce supplier abrasion. We believe that our deep and broad business process experience across thousands of audits, together with our enhanced and new technology initiatives will uniquely position us to achieve superior results for our clients.

•
Global audit best-practice programs. Our global programs take advantage of our best-practice audit operations that serve clients in over 30 countries to provide true global audit capabilities to multi-national companies. We believe this unique perspective gives our clients visibility to their business practice variations around the world and creates value for our clients by allowing them to see their data in new ways.

Increase the global adoption of contract compliance auditing, which has demonstrated value across many industries and regions
Contract compliance auditing, a specific type of recovery auditing that is more heavily utilized by commercial clients, continues to be a growing part of our business. This service offering focuses on auditing complex supplier billings against large complex contracts and is relevant to a large portion of our client base. In additional to reviewing supplier contracts to ensure compliance and identify opportunities for cash recovery, a contract compliance audit identifies the source of issues, such as ambiguity in contract language, to identify improvements for future contract negotiations and contract quality. This type of audit is important to global corporations not only because any monies recovered increase profits, but also because these audits improve the discipline of future contracting and reduce future lost profits. Conducting contract compliance audits also deters fraud.
Many of the same types of companies we work with for our accounts payable recovery audits are ideal fits for contract compliance audits - those with highly complex procurement processes, involvement with many suppliers, and complex supply chains. We believe contract compliance audits are a logical extension of the services we provide to our accounts payable recovery audit clients, have the potential to provide enormous value to our clients, both retail and commercial, and are an attractive market opportunity for us.
Expand our clients’ use of advanced analytics to improve their S2P business processes
We will continue to offer additional services that complement our recovery audit services and provide increased value to our customers.
Our advanced analytics offerings target client functional and process areas where we have established expertise, enabling us to provide services to support our clients' finance, merchandising and procurement functions. These services can be project-based (advisory services), which are typically billed on a rates and hours basis, or subscription-based (typically SaaS offerings), which are billed on a monthly basis. The advanced analytics offerings assist our clients in improving many aspects of their businesses, including increased working capital, optimization of purchasing leverage in vendor pricing negotiations, improved insight into product margin and cost of goods for resale, identification and management of risks associated with vendor compliance, improved quality of vendor master data and improved visibility and diagnostics of direct and indirect spend.

Technology
The PRGX Verigon™ Solution Suite is an ecosystem of foundational technology infrastructure, platforms and solutions focused on our recovery audit and advanced analytics service offerings. The suite includes advanced and proprietary solutions, systems and processes and incorporates a large-scale technology infrastructure to support our broad range of audit and advanced analytics solutions.
Foundational to the Verigon Solution Suite is the Epiphany™ Data Foundation, which provides the ability to efficiently and cost effectively ingest, prepare, and transform large volumes of structured and unstructured data. We believe we have developed the most sophisticated and highest performing large data processing infrastructure system in the recovery audit industry. This system is critical to providing best-in-class recovery audit and advanced S2P analytics services. This system utilizes queue-driven data pipelines and in-memory processing to manage our clients' data in large scale volumes at superior speeds. We are continuing to accelerate data processing speeds for both structured and unstructured data sets. This allows us to support our efforts to accelerate audit results, deliver preventative and pre-payment audit capabilities, and transform our core audit processes.
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
The Panoptic™ Compliance Audit Platform provides our auditors with a configurable toolkit for tailoring the audit, project and claims management processes for all clients and audit types we serve. The platform processes the data using proprietary algorithms (business rules) leveraging our experience to help uncover patterns or potential issues in our clients’ various transactional streams. We deliver this processed data to our auditors who, using our proprietary audit software, sort, filter and search the data to validate and identify actual transaction errors. We maintain a secure database of audit information with the ability to query on multiple variables, including claim categories, industry codes, vendors and audit years. This allows us to identify additional recovery opportunities and provide recommendations for process improvements to our clients.
Once we identify and validate transaction errors, we present the information to our clients for approval and submission to vendors as “claims.” We offer a proprietary web-based claim presentation and collaboration solution to help our clients view, approve, and submit claims to vendors.
The third layer of our Verigon Solution Suite is Lumen™ Advanced Analytics, a combination of technology and applied data science methodologies used to derive actionable insights from the S2P data now explorable within the Epiphany Data Foundation. Our advanced analytics include our supplier information management (“SIM”) and deduction management solutions.

Competition
Accounts Payable Recovery Audit Services
We believe that the principal providers of domestic and international accounts payable recovery audit services in major markets worldwide consist of PRGX, two substantial competitors, and numerous other smaller competitors. The smaller recovery audit firms generally do not possess multi-country service capabilities and advanced technology infrastructure necessary to support our clients' large and complex purchasing and accounts payable operations. In addition, many of these firms have limited resources and may lack the experience and knowledge of complex promotions, seasonal allowances and current recovery audit practices. As a result, we believe that compared to most other firms providing accounts payable recovery audit services, PRGX has competitive advantages based on its domestic and international presence, well-trained and experienced professionals, and advanced technology.
While we believe that PRGX has the greatest depth and breadth of audit expertise, data and technology capabilities, scale and global presence in the industry, we face competition from the following:
Client Internal Recovery Audit Departments. A number of large retailers (particularly those in the discount, grocery and pharmacy sectors) have developed an internal recovery audit process to review transactions prior to turning them over to external recovery audit firms. The scale and scope of these client internal organizations varies by client based on their level of in-house expertise and investment in required tools and technologies. Regardless of the level of recoveries made by internal recovery audit departments, virtually all large retail clients retain at least one (primary), and frequently two (primary and secondary), external recovery audit firms to capture errors not identified by their internal recovery audit departments.
Other Accounts Payable Recovery Audit Firms. The competitive landscape in the recovery audit industry is comprised of:

•	Full-service accounts payable recovery audit firms. We believe that only two companies other than PRGX offer a full suite of U.S. and international recovery audit services;

•
A large number of smaller accounts payable recovery audit firms which have a limited client base, and which use less sophisticated tools to mine disbursement claim categories at low contingency rates. These firms are most common in the U.S. and UK markets. Competition in most international markets, if any, typically comes from small niche providers;

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
Adjacent Services
Our Adjacent Services business faces competition from global and regional consulting firms, as well as some software vendors, including ERP and point-solution providers, such as procurement-specific software and specialized SaaS analytics providers. These competitors generally compete on the basis of the breadth of services, market reputations and integration with other services. Since we provide our Adjacent Services to our recovery audit clients, we believe that we differentiate ourselves from our competitors through our in-depth knowledge of our clients’ data, systems, and purchasing processes, along with advanced and specialized technology tools.
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
We own or have rights to various trademarks, trade names and copyrights, including U.S. and foreign registered trademarks and trade names and U.S. registered copyrights, that are valuable assets and important to our business. We monitor the status of our copyright and trademark registrations to maintain them in force and renew them as appropriate. The duration of our active trademark registrations varies based upon the relevant statutes in the applicable jurisdiction, but generally endure for as long as they are used. The duration of our active copyright registrations similarly varies based on the relevant statutes in the applicable jurisdiction, but generally endure for the full statutory period. Our trademarks and trade names are of significant importance and include, but are not limited to, the following: PRGX®, Epiphany Data Foundation™, GET™, Lavante®, Lavante SIM™, Lumen™, Panoptic™, PRGX OPTIX®, PRGX MailTrax™, PRGX APTrax™, PRGX AuditTrax™, PRGX ClaimTrax™, and Verigon™.
Regulation
Various aspects of our business, including, without limitation, our data flows and our data acquisition, processing and reporting protocols, are subject to extensive and frequently changing governmental regulation in the U.S. and the numerous other countries around the world where we operate. These regulations include extensive data protection and privacy requirements. In the U.S., we are subject to the provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) with respect to information regarding our employees, as well as our discontinued HCRA business, and subject to the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, with respect to personal data of California consumers, households, and employees. Internationally, we must comply with the European data protection requirements, including the General Data Protection Regulation ("GDPR"), which went into effect in May 2018, and as a result of Brexit, the Data Protection Act of 2018 and The Data Protection, Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations 2019, which substantially implements GDPR in U.K. domestic legislation. We must also comply with data protection laws that exist in many of the other countries where we serve clients. Failure to comply with such regulations may, depending on the nature of the noncompliance, result in the termination or loss of contracts, the imposition of contractual damages, civil sanctions, and damage to our reputation or in certain circumstances, criminal penalties.
Employees
As of December 31, 2019, PRGX had approximately 1,500 employees, of whom approximately 600 were in the U.S. The majority of our employees are involved in our recovery audit business.
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
We generate a significant portion of our revenue from our largest clients. Our five largest clients collectively accounted for 36.6% of our revenue from continuing operations in 2019, 35.4% of our revenue from continuing operations in 2018 and 36.6% of our revenue from continuing operations in 2017. We have one client, The Kroger Co., that accounted for approximately 10% of our revenue from continuing operations in 2019, and 12% of our revenue from continuing operations in 2018 and 2017. If we lose any of our major clients, our results of operations and liquidity could be materially and adversely affected.
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
Our strategy may not be successful.
As discussed in Item 1 “The PRGX Strategy,” our objectives are to achieve revenue growth and higher profitability by growing and improving our core recovery audit business, differentiating our service offerings and capabilities, creating adjacent service offerings (including SaaS solutions) and expanding into new high-potential industries and geographies. These efforts are ongoing, and the results of our efforts will not be known until sometime in the future. Successful execution of our strategy requires sustained management focus, innovation, organization and coordination over time, as well as success in building relationships with third parties. If we are unable to execute our strategy successfully, our business, financial position, results of operations and cash flows could be adversely affected. In addition, execution of our strategy will require material investments and additional costs that may not yield incremental revenue and improved financial performance as planned.
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
We may finance future acquisitions by issuing additional equity and/or incurring additional debt. Issuing additional equity in connection with any such transaction could be substantially dilutive to existing shareholders. In addition, the announcement or implementation of future transactions by us or others could have a material effect on the price of our common stock. Incurring additional debt in connection with any such transaction could increase our leverage substantially and we could face financial risks associated with incurring significant debt. Additional debt may reduce our liquidity, curtail our access to financing markets, impact our standing with credit agencies and increase the cash flow required for debt service. Any incremental debt incurred to finance an acquisition could also place significant constraints on the operation of our business.
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
Our current credit facility contains a number of affirmative, negative, and financial covenants that may limit our ability to take certain actions and require us to comply with specified financial ratios and other performance covenants. No assurance can be provided that we will not violate the covenants of our secured credit facility in the future. If we are unable to comply with our covenants in the future, our lenders could pursue their contractual remedies under the credit facility, including requiring the immediate repayment in full of all amounts outstanding, if any. Additionally, we cannot be certain that, if the lenders demanded immediate repayment of any amounts outstanding, we would be able to secure adequate or timely replacement financing on acceptable terms or at all.
Our ability to make payments due on debt we may have outstanding will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient to make these payments, we may take actions such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Some or all of these actions may not be sufficient to allow us to service our debt obligations and we could be required to file for bankruptcy. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. In addition, our credit agreement may limit our ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could materially and adversely affect our business, financial position, results of operations and cash flows.
The phase-out of the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with a different reference rate or modification of the method used to calculate LIBOR, may adversely affect interest rates which may have an adverse impact on us.
LIBOR is an interest rate benchmark used as a reference rate for a wide range of financial transactions, including our BOA Credit Facility (as discussed in Item 7 “Secured Credit Facility”). In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop compelling banks to submit LIBOR rates after 2021. It is unclear whether or not LIBOR will cease to exist at that time (and if so, what reference rate will replace it) or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee (the “ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in contracts that are currently indexed to United States dollar LIBOR. The ARRC has proposed a paced market transition plan to SOFR from LIBOR. Uncertainty exists as to the transition process and broad acceptance of SOFR as the primary alternative to LIBOR. The consequences of these developments cannot be predicted, but could adversely affect the cost of our variable rate indebtedness.
We may be unable to protect and maintain the competitive advantage of our proprietary technology and intellectual property rights.
Our business is dependent on proprietary software and other technology and intellectual property that we own or license from third parties, including trademarks, service marks, trade names, trade secrets, copyrights and patents. The steps that we have taken or will take in the future may not prevent misappropriation of and otherwise protect our proprietary technology and intellectual property. Our operations could be materially and adversely affected if we are not able to protect our proprietary technology, including our software, audit techniques and methodologies, and our intellectual property from potential theft, unauthorized use or compromise.
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
Additionally, to protect our confidential information and trade secrets, we generally enter into nondisclosure agreements with our employees, consultants, contractors, clients and potential clients. We also limit access to, and distribution of, our proprietary information. Nevertheless, we may be unable to deter or detect the misappropriation, or unauthorized use or dissemination, of our proprietary technology and intellectual property. Our failure to adequately protect our proprietary technology and intellectual property could harm our reputation and affect our ability to compete effectively. There is no guarantee that our data, proprietary technology and intellectual property will not be improperly accessed, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology, despite the level of care we take. We may utilize litigation to protect our intellectual property rights, which could require significant financial and managerial resources, or we may elect not to enforce our infringed intellectual property rights, depending on our determination of the best use of our resources, the relative strength of our intellectual property portfolio and the recourse available to us.
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
We receive, process, store and transmit, often electronically, the confidential data of our clients and others. Unauthorized access to our computer systems or stored data could result in the theft or improper disclosure of confidential information, the deletion or modification of records or could cause interruptions in our operations. These cyber-security risks increase when we transmit information from one location to another, including transmissions over the Internet or other electronic networks. Despite implemented security measures, our facilities, systems and procedures, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, software viruses, misplaced or lost data, programming and/or human errors or other similar events which may disrupt our delivery of services or expose the confidential information of our clients and others. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information of our clients or others, whether by us or a third-party, could (i) subject us to civil and criminal penalties; (ii) have a negative impact on our reputation; (iii) expose us to litigation and liability to our clients, third parties or governmental authorities; (iv) cause our present and potential clients to choose another service provider or otherwise cause us to suffer lost revenue; (v) cause us to incur significant remediation costs; (vi) cause us to incur increased cyber-security protection costs, including those related to organizational changes, addition of personnel and protection technologies, training employees, and engaging third party experts and consultants; and (vii) negatively impact the Company’s competitiveness, stock price and long-term shareholder value. Any of these developments could have a material adverse effect on our business, results of operations, financial position, and cash flows.
Our ability to deliver our services is dependent on the development and maintenance of the infrastructure of the Internet by third parties.
The infrastructure of the Internet consists of multiple fragmented networks. Multiple third-party organizations run this infrastructure together under the governance of the Internet Corporation for Assigned Numbers and Names (ICANN) and the Internet Assigned Numbers Authority under the stewardship of ICANN. The Internet has experienced outages and other delays resulting from damage to portions of infrastructure, denial-of-service attacks or related cyber incidents, and the Internet could face outages and delays in the future. These outages and delays could reduce the level of Internet usage or result in fragmentation of the Internet, resulting in multiple separate networks lacking interconnection. These scenarios are outside of our control and could adversely affect the delivery of our services by (i) impairing the delivery of SaaS solutions and other hosted software to our clients; (ii) limiting our ability to utilize cloud-based hosting of data and technology; and (iii) impeding the transfer of data from and to our clients. Resulting interruptions in our delivery of services could result in a loss of potential or existing clients and harm our business.
In addition, legal or technological restrictions may exist in certain countries that may regulate access to the Internet, including the ability of Internet Service Providers to restrict access to specific websites or content. This could potentially limit or interrupt access to our services from certain countries or Internet Service Providers, impede our growth, result in the loss of potential or existing customers and harm our business.
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

An interruption of our hosting facilities or other data processing services, including an interruption caused by damage or destruction of communication lines or physical facilities or a failure of data processing equipment, could result in a loss of clients, difficulties in obtaining new clients and a reduction in revenue. In addition, we also may be liable to third parties or our clients because of such interruption. These risks would increase with longer service interruptions. Despite any disaster recovery and business continuity plans and precautions we have implemented (including insurance) to protect against the effects of service delivery interruptions, such interruptions could result in a material adverse effect on our business, results of operations, financial position, and cash flows.
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
Economic conditions which adversely impact our clients and their vendors in the retail industry in the UK and Europe may continue to have a negative impact on our revenue. Specifically, client liquidity and the liquidity of client vendors can have a significant impact on claim production, the claim approval process, and the ability of clients to offset or otherwise make recoveries from their vendors.
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
Operations outside the U.S. generated 40.0% of our annual revenue from continuing operations in 2019, 41.5% in 2018 and 42.2% in 2017. These international operations are subject to numerous risks, including:

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
In 2019, our European operations, which include our U.K. operations, accounted for 21.2% of our consolidated revenue from continuing operations. There have been continuing concerns and uncertainties regarding the stability of certain European economies. A continued decline in the economic conditions in Europe may materially and adversely affect our operations both in Europe and on a consolidated basis.
Furthermore, certain of our core data processing and other functions are located outside the U.S., including India, where approximately 20% of our employees were located on December 31, 2019. While our operations in India have been key to serving clients more efficiently and cost-effectively under our improved service delivery model, India has from time to time experienced instances of civil unrest and hostilities with neighboring countries. Geopolitical conflicts, military activity, terrorist attacks, or other political uncertainties in the future could adversely affect the Indian economy by disrupting communications and making business operations and travel more difficult, which may have a material adverse effect on our ability to deliver services from India. Disruption of our Indian operations could materially and adversely affect our profitability and our ability to execute our growth strategy.
The uncertainty surrounding the implementation and effect of the U.K. exiting the European Union (the “EU”), and related negative developments in the EU could adversely affect our business, results of operations and financial condition.
The results of a June 2016 referendum vote in the U.K. were in favor of the U.K. exiting the EU (commonly referred to as “Brexit”). Following the referendum and a lengthy withdrawal process, the U.K. ceased to be a member state of the EU on January 31, 2020. The future relationship between the U.K. and the EU remains uncertain as the U.K. and the EU work through a transition period that provides time for both parties to negotiate the details of their future relationship. The transition period is currently expected to end on December 31, 2020 and, if no agreement is reached, the default scenario would be a “no-deal” Brexit. In the event of a no-deal Brexit, the U.K. would no longer be subject to EU law and would leave the EU’s customs union and single market with no agreements in place governing trade and other aspects of the U.K.-EU relationship, or governing U.K. trade with numerous other countries. In such event, applicable trade rules would default to those promulgated by the World Trade Organization or set forth in individual agreements put in place between the U.K. and individual EU member states and other countries outside the EU.
Brexit has created political and economic uncertainty and instability in the global markets (including currency and credit markets), particularly in the U.K. and the EU. Brexit has had a detrimental effect, and could have further detrimental effects, on the value of either or both of the euro and the British pound sterling, which could negatively impact our business (principally from the translation of sales and earnings in those foreign currencies into our reporting currency).
In addition, political and economic uncertainty surrounding the terms of Brexit has in the past led to, and the outcome of Brexit may lead to, certain macroeconomic conditions that could adversely affect our business. These macroeconomic conditions, such as deterioration in economic climate, legal uncertainty, and the implementation of potentially divergent or prohibitive laws and regulations as the U.K. shifts to a U.K.-specific regulatory framework, may negatively impact demand for our services and our ability to deliver our services into the EU, the U.K. and elsewhere. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions and regulatory agencies. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the U.K., the EU and elsewhere. The long-term effects of Brexit will depend, in part, on any agreements the U.K. makes or does not make to retain access to EU and other markets following the transition period.
Given the lack of comparable precedent, it is unclear what financial, trade and legal implications a no-deal Brexit would have and how such withdrawal would affect us. A significant portion of our operations are conducted in the U.K. As a result, a no-deal Brexit could restrict access to our services by persons located in the EU or make access more expensive, which could adversely affect our operations and profitability.
Our business may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In early 2020, this coronavirus spread to other countries, including the U.S., and efforts to contain the spread of this coronavirus intensified. The outbreak and any preventative or protective actions that we, our clients, our respective suppliers, or governments may take in respect of this coronavirus may disrupt our business and the business of our clients. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition and results of operations despite the fact that such impacts may not be felt for a significant period of time. Although we are diligently working to ensure that we can operate with minimal disruption, and to mitigate the impact of the outbreak on our employees’ health and safety, the full extent to which the coronavirus could affect the global economy and our results will depend on future developments and factors that cannot be predicted.
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
With respect to trans-border personal data flows from the EU and the European Economic Area (“EEA”), PRGX USA, Inc. is certified under the EU-U.S. Privacy Shield Framework, as agreed to by the U.S. Department of Commerce and the European Commission, as a valid mechanism to legally transfer EU and EEA personal data from the EU and EEA to the U.S.; however, it is possible that the EU-U.S. Privacy Shield Framework may be challenged in EU/EEA courts, and there is some uncertainty regarding its future validity and our ability to rely on it for EU/EEA to U.S. data transfers. In addition, despite our Privacy Shield certification and extensive efforts to maintain the privacy, integrity and controlled use of confidential information, including personally identifiable information, through a combination of hardware, software, and physical security, coupled with strong internal data security processes, procedures and controls that we believe meet or exceed relevant laws, regulations and industry best practices, we may experience hesitancy, reluctance, or refusal by European or multi-national clients to use our services due to the potential risk exposure they may face as a result of their data being transferred outside of the EU/EEA.
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
Brexit has created uncertainty with regard to the regulation of data protection in the U.K. In the immediate term, the U.K. will remain directly bound by GDPR. The U.K. government implemented the Data Protection Act of 2018 and issued a statutory instrument, The Data Protection, Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations 2019, which substantially implements GDPR in U.K. domestic legislation. While the U.K. Information Commissioner’s Office has announced that there are no plans to dilute U.K. data protection laws, it is less certain how data protection laws or regulations will develop in the future, and how data transfers to and from the U.K. will be regulated. The EU Commission has announced that the U.K. will become a “third country” once it has exited the EU, notwithstanding the U.K.’s stated intention to transpose all existing EU law into its domestic law.
Laws are also increasingly aimed at the use of personal information for marketing purposes, such as the EU’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are also subject to new and differing interpretations and may be inconsistent among jurisdictions.
In the United States, there are numerous federal and state laws governing the privacy and security of personal information. The California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020. The CCPA has been dubbed the first “GDPR-like” law in the United States since it creates new individual privacy rights for California “consumers” (as that term is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of California consumers or households. The CCPA requires covered companies to provide new disclosures to such California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. It remains unclear how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber-threats but also the evolving regulatory environment related to data protection. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States. Other states are beginning to pass similar laws.
The EU-U.S. Privacy Shield Framework, the GDPR, the EU’s e-Privacy Directive, the CCPA and other applicable laws and regulations could reduce demand for our services or restrict our ability to store and process data or, in some cases, impact our ability to provide our services in certain locations or our clients’ ability to deploy our solutions globally. Failure to provide adequate privacy protections and maintain compliance with these data privacy laws and regulations could have a material adverse effect on our financial condition and results of operations. We have invested, and continue to invest, human and technology resources in our data privacy compliance efforts. These compliance efforts may be time-intensive and costly. Despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm if we fail to protect the privacy of third party data or to comply with the EU-U.S. Privacy Shield Framework, GDPR, the EU’s e-Privacy Directive, the CCPA or other applicable regimes.
We are subject to legislative, regulatory, and legal developments involving taxes.
We are subject to U.S. federal and state income, payroll, property, sales and use, fuel, and other types of taxes. The Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, significantly changed the U.S. corporate income tax system. Given our U.S. valuation allowance, the Tax Act does not materially impact our income tax provision or balance sheet, however further changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to the Tax Act), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, higher tax rates, claims, audits, investigations or legal proceedings involving taxing authorities, could have a material adverse effect on our results of operations, financial condition, and cash flows.

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
As of December 31, 2019, the Company’s goodwill and other intangible assets totaled $26.6 million. We must perform a periodic assessment to determine whether some portion, or all, of our goodwill, intangible assets and other long-lived assets are impaired. Our most recent assessment resulted in an impairment of goodwill and other long-lived assets. Our intangible assets showed no impairment. Future impairment testing could result in an additional determination that our goodwill, other intangible assets or our other long-lived assets have been impaired. Future adverse changes in the business environment or in our ability to perform audits successfully and compete effectively in our markets or the discontinuation of our use of certain of our intangible or other long-lived assets could result in impairment which could materially adversely impact future earnings.
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
Our common stock is currently traded on The Nasdaq Global Select Market. The trading price of our common stock has been and may continue to be subject to large fluctuations. For example, for the year ended December 31, 2019, our stock traded as high as $9.68 per share and as low as $3.95 per share. Our stock price may increase or decrease in response to a number of events and factors, including:
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
The majority of our real property leases are individually less than five years in duration. See Note 6 of “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Form 10-K for a discussion of costs we may incur in the future to the extent we (i) reduce our office space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate.
ITEM 3. Legal Proceedings
We are party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded under the symbol “PRGX” on The Nasdaq Global Select Market (Nasdaq). The Company has not paid cash dividends on its common stock since it became a public company in 1996 and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in our secured credit facility specifically prohibit payment of cash dividends. As of February 28, 2020, there were 100 holders of record of our common stock and management believes there are approximately 2,038 beneficial holders of our common stock. Refer to Item 12 for shares issuable under our equity compensation plans.
Issuer Purchases of Equity Securities
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended December 31, 2019.

2019	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
October 1 - October 31	83,273	$5.37	82,420	$—
November 1 - November 30	5,242	$4.81	—	$—
December 1 - December 31	3,066	$4.22	—	$—
	91,581	$5.30	82,420	$—
(a) Shares purchased during the quarter include shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock and shares from the Company's stock repurchase program.
(b) On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. Since 2014, the original authorization of the stock repurchase program, the Board of Directors modified the program from time to time to increase the repurchase limit to $75 million. From the February 2014 announcement of the Company’s stock repurchase program through December 31, 2019, the Company repurchased 9.8 million shares of its common stock for an aggregate cost of $53.2 million. The program expired on December 31, 2019.

ITEM 6. Selected Financial Data

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

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
Our solutions include services and technologies for recovery audit, contract compliance, and advanced analytics. We deliver services to hundreds of clients and serve clients in more than 30 countries. We conduct our operations through three reportable segments: Recovery Audit Services - Americas, Recovery Audit Services - Europe/Asia-Pacific and Adjacent Services. The Recovery Audit Services - Americas segment represents recovery audit services we provide in the U.S., Canada and Latin America. The Recovery Audit Services - Europe/Asia-Pacific segment represents recovery audit services we provide in Europe, Asia and the Pacific region. Our Adjacent Services line of business includes our supplier information management (“SIM”) and deduction management solutions as well as S2P analytics tools offered as part of our Lumen™ Advanced Analytics suite. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments in Corporate Support.
Recovery auditing is a business service focused on finding overpayments created by errors in payment transactions, such as missed or inaccurate discounts, allowances and rebates, vendor pricing errors, erroneous coding and duplicate payments. Recovery audit services are part of the broader S2P services market space, focused on the payment side of the S2P market.
Generally, we earn our recovery audit revenue on a contingent fee basis by identifying overpayments made by our clients, assisting our clients in recovering the overpayments from their vendors, and collecting a specified percentage of the recoveries from our clients as our fee. The fee percentage we earn is based on specific contracts with our clients that generally also specify: (a) time periods covered by the audit; (b) the nature and extent of services we are to provide; and (c) the client’s responsibilities to assist and cooperate with us. Clients generally recover claims by either taking credits against outstanding payables or future purchases from the relevant vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish client-specific procedural guidelines that we must satisfy prior to submitting claims for client approval. Our recovery audit business also includes contract compliance services which focus on auditing complex supplier billings against large services, construction and licensing contracts, and is relevant to a large portion of our client base. Such services include verification of the accuracy of third-party reporting, appropriateness of allocations and other charges in cost or revenue sharing types of arrangements, adherence to contract covenants and other risk mitigation requirements and numerous other reviews and procedures to assist our clients with proper monitoring and enforcement of the obligations of their contractors. Services in our Adjacent Services segment can be project-based (advisory services), which are typically billed on a rates and hours basis, or subscription-based (typically SaaS offerings), which are typically billed on a monthly basis.
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

While the net impact of the economic environment on our recovery audit revenue is difficult to determine or predict, we believe that for the foreseeable future, our revenue will remain at a level that will allow us to continue investing in our growth strategy. Included in our growth strategy are our investments in developing and enhancing our technology platforms and improved operational processes within our recovery audit business. In addition, we continue to pursue the expansion of our business beyond retail recovery audit services by growing the portion of our business that provides recovery audit services to enterprises other than retailers; growing our contract compliance service offerings; expanding into new industry verticals, such as telecommunications, manufacturing and resources; and, in the longer term, growing our Adjacent Services which includes our advanced analytics solutions. We believe that our recovery audit business uniquely positions us to create value for clients and gives us a competitive advantage over other players in the broader S2P market for four fundamental reasons:

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
As our clients’ data volumes and complexity levels continue to grow, we are using our deep data management experience to develop new actionable insight solutions, as well as to develop custom analytics.Taken together, our deep understanding of our clients’ S2P data and our technology-based solutions provide multiple routes to help our clients achieve greater profitability. Our Adjacent Services business targets client functional and process areas where we have established expertise, enabling us to provide services to finance, merchandising and procurement executives to improve working capital, reduce supplier discrepancies, optimize purchasing leverage in vendor pricing negotiations, improve insight into product margin and true cost of goods for resale, identify and manage risks associated with vendor compliance, improve quality of vendor master data and improve visibility and diagnostics of direct and indirect spend.
Looking ahead, we expect to continue the evolution of our business from its historical auditor-led recovery audit operation, to today’s data-driven, technology-led recovery audit and advanced analytics solutions, to tomorrow’s next generation payment assurance solutions, which will provide access to software and enable services closer in time to or contemporaneous with the transaction. We believe this evolution will allow us to provide incremental value to our clients and ultimately transform our business from one primarily focused on post-transaction analysis, error identification and recovery, to one with its major emphasis on error prevention and S2P process efficiency.
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
We expect to continue our information technology and product development efforts to improve our services and solutions. We expect to continue investing in sales and marketing and will continue to assess the success and effectiveness of our sales and marketing efforts and the optimal level of sales and marketing investment for future periods. We also expect to adjust headcount in product development, data services, advisory services and recovery audit to support our services and client contracts. We believe that our investments in next generation recovery audit technology will further increase the operating leverage in our recovery audit platform in future years.
Discontinued Operations
As of December 31, 2015, the Company discontinued its HCRA services business. The Company has settled two of the three Medicare RAC-related third-parties. The Company believes the likelihood of further claims related to the final Medicare RAC contract is remote and does not expect to incur additional charges in future periods related to its HCRA services business. As a result, the associated liability and receivable balances that relate to the final contract were reduced to zero in the third quarter of 2019. The HCRA services business is reported as Discontinued Operations in accordance with GAAP.

Results from Continuing Operations
The discussions and financial results in this Item 7 reflect our continuing operations.
The following table sets forth the percentage of revenue represented by certain items in our Consolidated Statements of Operations for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Revenue, net	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	59.0	61.0	63.1
Selling, general and administrative expenses	33.9	29.4	29.0
Depreciation of property, equipment and software assets	5.9	4.3	2.8
Amortization of intangible assets	2.0	2.0	2.3
Acquisition-related adjustments (income)	(0.1)	(0.9)	(1.4)
Impairment charges	5.9	—	—
Total operating expenses	106.6	95.8	95.8
Operating (loss) income from continuing operations	(6.6)	4.2	4.2

Foreign currency transaction losses (gains) on short-term intercompany balances	0.2	0.6	(1.3)
Interest expense, net	1.1	1.0	1.0
Other (income) loss	—	—	(0.1)
Net (loss) income from continuing operations before income tax	(7.9)	2.6	4.6

Income tax expense	0.5	0.8	1.8

Net (loss) income from continuing operations	(8.4)%	1.8%	2.8%

Year Ended December 31, 2019 Compared to Prior Years from Continuing Operations
Revenue, net. Revenue, net was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Recovery Audit Services – Americas	$116,708	$115,920	$113,122
Recovery Audit Services – Europe/Asia-Pacific	47,283	49,526	44,372
Adjacent Services	5,767	6,330	4,126
Total	$169,758	$171,776	$161,620
Consolidated revenue from continuing operations decreased by $2.0 million, or 1.2%, in 2019 compared to 2018, and increased by $10.2 million, or 6.3%, in 2018 compared to 2017. The 2019 consolidated year-over-year decrease in revenue resulted largely from our retail recovery audit business in Europe. Our 2018 consolidated year-over-year growth was led by our global retail and commercial recovery audit operations. We experienced some changes in our reported revenue based on the strength of the U.S. dollar relative to foreign currencies. On a constant dollar basis, adjusted for changes in foreign exchange ("FX") rates, consolidated revenue increased by 0.1% in 2019 compared to 2018 and increased 6.5% in 2018 compared to 2017. Below is a discussion of our revenue for our three reportable segments.

Recovery Audit Services - Americas revenue increased $0.8 million, or 0.7%, in 2019 compared to 2018 and increased $2.8 million, or 2.5%, in 2018 compared to 2017. The modest 2019 year-over-year growth was primarily attributable to our commercial recovery audit operations. The 2018 year-over-year growth was led by our retail recovery audit business. Changes in the value of the U.S. dollar relative to currencies in Canada and Latin America negatively impacted reported revenue in 2019 and 2018. On a constant dollar basis, adjusted for changes in FX rates, 2019 revenue increased 1.1% compared to 2018 and increased 2.8% in 2018 compared to 2017. The growth in our Recovery Audit Services - Americas revenue in 2019 and 2018 was due to a number of factors including stronger claims conversion, the implementation of acceleration and maturity model programs, increased staffing at certain audits, and enhancements to our proprietary audit technologies. This growth was partially offset by continued rate pressures.
Recovery Audit Services - Europe/Asia-Pacific revenue decreased $2.2 million, or 4.5%, in 2019 compared to 2018 and increased $5.2 million, or 11.6%, in 2018 compared to 2017. The year-over-year revenue decline in 2019 was primarily due to the performance of our retail recovery audit business in Europe. The year-over-year revenue growth in 2018 was led by our business in Europe. Changes in the value of the U.S. dollar relative to currencies in Europe, Asia, and the Pacific negatively impacted reported revenue in 2019 and 2018. On a constant dollar basis, adjusted for changes in FX rates, 2019 revenue decreased by 1.2% compared to 2018, and 2018 revenue increased by 11.7% compared to 2017.
Adjacent Services revenue decreased by $0.6 million, or 8.9%, in 2019 compared to 2018 and increased $2.2 million, or 53.4%, in 2018 compared to 2017. The year-over-year decrease in revenue in 2019 was due primarily to revenue from two particularly large, non-recurring advisory projects in the third quarter of 2018. The 2018 year-over-year growth in revenue was both in advisory services and SaaS subscriptions.
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
COR was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Recovery Audit Services – Americas	$64,864	$69,897	$68,963
Recovery Audit Services – Europe/Asia-Pacific	27,618	27,767	26,930
Adjacent Services	7,694	7,161	6,159
Total	$100,176	$104,825	$102,052
COR as a percentage of revenue for Recovery Audit Services - Americas was 55.6% in 2019, 60.3% in 2018 and 61.0% in 2017. We continue to invest in our various growth and other strategic initiatives, and include portions of these costs in Recovery Audit Services - Americas COR. COR for Recovery Audit Services - Americas decreased by 7.2% in 2019 compared to 2018 and increased by 1.4% in 2018 compared to 2017. The year-over-year improvement in COR as a percentage of revenue for Recovery Audit Services - Americas is primarily due to decreases in payroll, maintenance and contractor expenses. COR as a percentage of revenue for Recovery Audit Services - Europe/Asia-Pacific was 58.4% in 2019, 56.1% in 2018 and 60.7% in 2017. COR for Recovery Audit Services - Europe/Asia-Pacific decreased by 0.5% in 2019 compared to 2018 and increased by 3.1% in 2018 compared to 2017. The year-over-year increase in COR for Recovery Audit Services - Europe/Asia-Pacific in 2019 is a result of lower revenues in 2019. Adjacent Services COR is primarily related to personnel whom we have hired to either sell or assist with service delivery. COR as a percentage of revenue for Adjacent Services was 133.4% in 2019, 113.1% in 2018 and 149.3% in 2017. The increase in Adjacent Services COR as a percentage of revenue in 2019 was a result of lower revenues compared to 2018.
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

	Years Ended December 31,
	2019	2018	2017
Recovery Audit Services – Americas	$13,751	$11,849	$9,410
Recovery Audit Services – Europe/Asia-Pacific	7,600	7,439	6,586
Adjacent Services	1,147	1,685	3,735
Subtotal for reportable segments	22,498	20,973	19,731
Corporate Support	35,101	29,483	27,210
Total	$57,599	$50,456	$46,941
Recovery Audit Services - Americas SG&A expenses increased 16.1% in 2019 compared to 2018 and increased 25.9% in 2018 compared to 2017. The 2019 and 2018 increases resulted primarily from our investment in sales and marketing.
Recovery Audit Services - Europe/Asia-Pacific SG&A expenses increased 2.2% in 2019 compared to 2018 after increasing 13.0% in 2018 compared to 2017. The 2019 increase resulted primarily from an increase in bad debt expense. The 2018 increase resulted primarily from an increase in equity-based compensation expense.
Adjacent Services SG&A expenses decreased $0.5 million in 2019 compared to 2018. Adjacent Services SG&A expenses decreased $2.1 million in 2018 compared to 2017 as a result of the integration of information technology resources into Corporate.
Corporate Support SG&A expenses include stock-based compensation charges of $4.9 million in 2019, $5.1 million in 2018 and $7.1 million in 2017. Excluding stock-based compensation charges, Corporate Support SG&A expenses increased 23.5% in 2019 compared to 2018 and increased 21.2% in 2018 compared to 2017. The increase in 2019 compared to 2018 was due primarily to increased personnel and associated costs. The increase in 2018 compared to 2017 was due primarily to increased sales and marketing personnel.
Acquisition-Related Adjustments included adjustments to the earnout consideration of acquired businesses of $0.3 million in 2019, $1.6 million in 2018 and $2.3 million in 2017.
Depreciation of Property, Equipment and Software Assets. Depreciation of property, equipment and software assets was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Recovery Audit Services – Americas	$8,184	$5,545	$3,165
Recovery Audit Services – Europe/Asia-Pacific	706	683	599
Adjacent Services	1,091	1,142	805
Total	$9,981	$7,370	$4,569

Depreciation expense increased in 2019 and 2018 primarily as a result of an increased level of capital expenditures and assets placed into service.
Impairment Charges included a $7.5 million impairment of previously capitalized internally developed software and a $2.5 million goodwill impairment charge related to the Adjacent Services reporting segment.
During the fourth quarter of 2019, we adjusted our product strategy and made several changes to the IT organization. In addition, we completed loading our client data onto our Epiphany Data Foundation platform. We subsequently reviewed our capitalized software use and expected lives. As a result, we determined that previously capitalized internally developed software was impaired and was no longer expected to provide future value. Accordingly, the Company recorded an impairment charge of $7.5 million in the fourth quarter of 2019.
During the fourth quarter of 2019, the Company performed its annual impairment test using data as of October 1, 2019. For the test, the Company implemented FASB's ASC Update No. 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an impairment charge is recorded based on the excess of a reporting unit’s carrying amount over its fair value, limited to the total amount of goodwill allocated to that reporting unit. Based on the results of the annual impairment test, management determined the carrying value of the Adjacent Services reporting segment exceeded its fair value and goodwill was impaired. This was due to the Adjacent Services segment not achieving target revenue in 2019, with reduced forecasts in the future. In addition, the Company changed direction with respect to product innovation and did not proceed to utilize the technology platform developed by Lavante, leading to a reduction in fair value. The Company recognized an impairment charge of $2.5 million associated with the goodwill that arose from the Company's acquisition of Lavante, Inc. ("Lavante") in October 2016.
Amortization of Intangible Assets. Amortization of intangible assets was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Recovery Audit Services – Americas	$1,750	$1,664	$1,919
Recovery Audit Services – Europe/Asia-Pacific	169	172	142
Adjacent Services	1,546	1,559	1,573
Total	$3,465	$3,395	$3,634
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
The U.S. dollar generally strengthened relative to the local currencies of certain of our foreign subsidiaries in 2019 and 2018 and weakened relative to the local currencies of certain of our foreign subsidiaries in 2017, resulting in our recording on short-term intercompany balances net foreign currency losses of $0.3 million and $1.0 million in 2019 and 2018, respectively, and net foreign currency gains in 2017 of $2.2 million.
Interest Expense, net. Net interest expense was $1.8 million in 2019, $1.7 million in 2018 and $1.5 million in 2017.
Income Tax Expense. Our reported effective tax rates on earnings approximated (6.9)% in 2019, 28.3% in 2018, and 39.4% in 2017. Reported income tax expense in each year primarily results from taxes on the income of foreign subsidiaries. We have recorded a deferred tax asset valuation allowance that effectively eliminates income tax expense or benefit relating to our U.S. operations. The tax rate for 2019 reflects the impact of the release of the valuation allowance for various jurisdictions, the impact of which was not material to the financials. The tax rate for 2018 reflects the impact of the release of the valuation allowance offsetting certain deferred tax assets in France and the UK. The tax rate for 2017 reflects the impact of the release of the valuation allowance for various jurisdictions, the impact of which was not material to the financials.

As of the end of each of the past three years, management determined that based on all available evidence, deferred tax asset valuation allowances of $32.0 million in 2019, $31.6 million in 2018, and $34.8 million in 2017 were appropriate.

As of December 31, 2019, we had approximately $85.9 million of U.S. federal loss carry-forwards available to reduce future U.S. federal taxable income. Approximately $81.3 million of the U.S. federal loss carry-forwards expire between 2026 and 2035. The remaining $4.6 million of U.S. federal loss carry-forwards do not expire. As of December 31, 2019, we had approximately $61.9 million of state loss carry-forwards available to reduce future state taxable income. The state loss carry-forwards expire between 2022 and 2037 and are subject to certain limitations. The U.S. federal and state loss carry-forwards at December 31, 2019, reflect adjustments for prior period write-downs associated with ownership changes.

On December 30, 2016, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards and also resulted in the write-off of certain deferred tax assets and the related valuation allowances that the Company recorded in 2017. The Company performed its assessment and determined that $87.3 million of the gross federal net operating losses outstanding as of December 30, 2016 would be available for use going-forward. The Company utilized $6.0 million of these losses on the 2017 U.S. federal tax return and the remaining $81.3 million remains available.
Non-GAAP Financial Measures
We evaluate the performance of our operating segments based upon revenue and measures of profit or loss we refer to as EBITDA and Adjusted EBITDA. We define Adjusted EBITDA as earnings from continuing operations before interest and taxes (“EBIT”), adjusted for depreciation and amortization (“EBITDA”), and then adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Such adjustments include restructuring charges, stock-based compensation, bargain purchase gains, acquisition-related charges and benefits (acquisition transaction costs, acquisition obligations classified as compensation, and fair value adjustments to acquisition-related contingent consideration), tangible and intangible asset impairment charges, certain litigation costs and litigation settlements, transformation, severance charges and foreign currency transaction gains and losses on short-term intercompany balances viewed by management as individually or collectively significant.
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
A reconciliation of consolidated net income to each of EBIT, EBITDA and Adjusted EBITDA for the periods presented in this report are as follows (in thousands):

EBIT, EBITDA, and Adjusted EBITDA

	Years Ended December 31,
	2019	2018	2017
Net (loss) income	$(13,720)	$4,593	$3,184
Income tax expense	930	1,321	2,962
Interest expense, net	1,817	1,663	1,539
EBIT	(10,973)	7,577	7,685
Depreciation of property, equipment and software assets	9,981	7,371	4,577
Amortization of intangible assets	3,465	3,395	3,634
EBITDA	2,473	18,343	15,896
Impairment charges	10,073	—	—
Foreign currency transaction losses (gains) on short-term intercompany balances	298	1,002	(2,190)
Acquisition-related adjustment	(250)	(1,628)	(2,283)
Transformation, severance, and other expenses	5,157	3,122	1,666
Other (income) loss	(3)	21	(160)
Stock-based compensation	4,930	5,056	7,052
Adjusted EBITDA	$22,678	$25,916	$19,981
Adjusted EBITDA from continuing operations	$22,070	$24,673	$21,345
Adjusted EBITDA from discontinued operations	$608	$1,243	$(1,364)
Impairment charges in 2019 included a $7.5 million impairment of previously capitalized internally developed software and a $2.5 million goodwill impairment charge related to the Adjacent Services reporting segment.
Acquisition-related adjustments reflect a decrease to the earnout consideration for two business acquisitions in 2017 and 2016, with earnout consideration decreased by $1.4 million in 2019 compared to 2018. The earnout payment obligations associated with both of these acquisitions were settled in 2019.
Transformation and severance expenses increased $2.0 million in 2019 compared to 2018 and increased $1.5 million in 2018 compared to 2017. The increases in 2019 and 2018 were primarily the result of certain positions in the Company that were permanently eliminated. Transformation, severance, and other expenses fluctuate as we transform our business or adjust our cost structure.
Stock-based compensation decreased $0.1 million in 2019 compared to 2018 due to the issuance of performance-based restricted stock units whose value fluctuates with our stock price, and the decline in our stock price during the year. Stock-based compensation decreased $2.0 million 2018 compared to 2017 primarily due to lower compensation expense associated with our performance-based restricted stock units than in the prior year.
Adjusted EBITDA by Segment
We include a detailed calculation of Adjusted EBITDA by segment in Note 2 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. A summary of Adjusted EBITDA by segment for the years ended December 31, 2019, 2018, and 2017 is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Recovery Audit Services – Americas	$40,217	$35,118	$35,062
Recovery Audit Services – Europe/Asia-Pacific	12,732	15,514	11,511
Adjacent Services	(2,213)	(2,450)	(5,448)
Subtotal for reportable segments	50,736	48,182	41,125
Corporate Support	(28,666)	(23,509)	(19,780)
Total for continuing operations	$22,070	$24,673	$21,345

Adjusted EBITDA in 2019 was $22.1 million, a decrease of $2.6 million compared to 2018 Adjusted EBITDA of $24.7 million. Adjusted EBITDA in 2018 increased by $3.3 million, compared to $21.3 million in 2017.
Recovery Audit Services - Americas Adjusted EBITDA increased $5.1 million in 2019 compared to 2018 and was essentially unchanged in 2018 compared to 2017. The increase in 2019 was primarily due to decreases in cost of revenue.
Recovery Audit Services - Europe/Asia-Pacific Adjusted EBITDA decreased $2.8 million in 2019 compared to 2018 and increased $4.0 million in 2018 compared to 2017. The decrease in 2019 was primarily due to increased bad debt expense and changes in foreign currency exchange rates. The increase in 2018 was primarily a result of increased revenue and continued operational improvements.
Adjacent Services Adjusted EBITDA increased $0.2 million in 2019 compared to 2018 and increased $3.0 million in 2018 compared to 2017. The increase in 2019 was primarily due to decreases in cost of revenue. The increase in 2018 primarily resulted from increased revenue and operational improvements in the segment.
Corporate Support Adjusted EBITDA decreased $5.2 million in 2019 compared to 2018 and decreased $3.7 million in 2018 compared to 2017. The decrease in 2019 is primarily due to increases in our investment in product innovation. The decrease in 2018 was primarily due to investments in software and technology and the addition of sales and marketing personnel.
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
As of December 31, 2019, we had $15.0 million in cash and cash equivalents and $37.0 million of borrowings under our revolving credit facility with Bank of America, N.A. ("BOA"). As of December 31, 2019, the limit on our revolving credit facility was $60.0 million and we had $23.0 million of availability for borrowings. As of December 31, 2019, the Company was in compliance with the covenants in its BOA credit facility.
The $15.0 million in cash and cash equivalents includes $2.9 million held at banks in the U.S. and the remainder held at banks in other jurisdictions, primarily in Australia, the United Kingdom, Canada and India. Certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our operations in the U.S., we may incur significant penalties and/or taxes to repatriate these funds. Generally, we have not provided for deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. However, we do not consider the earnings of our Canadian subsidiary to be permanently invested, and have established a withholding tax liability relating to the potential repatriation of the funds held in Canada.
Our cash and cash equivalents as of December 31, 2019 included short-term investments of approximately $0.9 million, the majority of which was held at banks outside of the United States, primarily in Canada and Brazil.
Operating Activities. Net cash provided by operating activities was $10.5 million in 2019, $2.4 million in 2018 and $13.5 million in 2017. These amounts consist of two components, specifically, net income adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, impairment charges, and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net income	$(13,720)	$4,593	$3,184
Adjustments for certain non-cash items	32,831	14,889	12,813
	19,111	19,482	15,997
Changes in operating assets and liabilities	(8,611)	(17,051)	(2,537)
Net cash provided by operating activities	$10,500	$2,431	$13,460

We have one client, The Kroger Co., that accounted for approximately 10% of our revenue in 2019 and approximately 12% of our revenue in both 2018 and 2017. The loss of any one of our major clients would negatively impact our operating cash flows and would potentially have a material adverse impact on our liquidity.
Investing Activities. Net cash used for capital expenditures was $15.0 million in 2019, $10.4 million in 2018 and $9.4 million in 2017. These capital expenditures primarily related to acquisitions and investments we made to upgrade our information technology infrastructure and develop our proprietary audit technologies.
Capital expenditures are discretionary and we currently expect to continue to make capital expenditures to develop our proprietary audit technologies and enhance our information technology infrastructure. Should we experience changes in our operating results, we may alter our capital expenditure plans.
Financing Activities. Net cash provided by financing activities was $5.5 million in 2019, primarily due to proceeds from our credit facility (net of repayments) of $15.4 million, partially offset by $4.7 million of payments for repurchases of common stock under our stock repurchase program and $4.2 million of payments for an acquisition earnout liability. Net cash provided by financing activities was $3.0 million in 2018 and $11.0 million in 2017.
Secured Credit Facility
On March 14, 2019, the Company, as co-borrower with PRGX USA, Inc. (“PRGX-USA”), a wholly-owned subsidiary that is the Company’s principal domestic operating subsidiary, entered into a five-year Credit Agreement (the “BOA Credit Facility”) with Bank of America, N.A. (“BOA”), and Synovus Bank as the initial lenders thereunder, and with BOA as the letter-of-credit issuer thereunder, as the swingline lender thereunder, and as the administrative agent (the “Administrative Agent”) for the lenders from time to time party thereto. The BOA Credit Facility consists of a $60.0 million senior revolving credit facility (the “Revolver”), with a $5.0 million subfacility for the issuance of letters of credit, and a $5.0 million swingline loan subfacility (the “Swingline Loan”). The BOA Credit Facility is guaranteed by each of PRGX’s direct and indirect domestic wholly-owned subsidiaries (other than PRGX-USA), except for certain immaterial domestic subsidiaries. None of PRGX’s direct or indirect foreign subsidiaries have guaranteed the BOA Credit Facility. The BOA Credit Facility is secured by substantially all of the assets of PRGX, PRGX-USA and each guarantor (including the equity interests in substantially all of the Company’s domestic subsidiaries and up to sixty-five percent (65%) of the equity interests of certain of the Company’s first-tier material foreign subsidiaries).
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
The Revolver bears interest at a rate per annum comprised of a specified index rate based on LIBOR plus an applicable interest rate margin determined under the BOA Credit Facility. For U.S. Dollar-denominated loans under the Revolver, at the option of the Borrowers, such loans shall bear interest at a rate per annum equal to (x) the LIBOR daily floating rate plus an applicable interest rate margin determined under the BOA Credit Facility or (y) the base rate plus the applicable interest rate margin, each as determined under the BOA Credit Facility. Although the Company does not anticipate the need for Swingline Loans, were any Swingline Loans to be made they would bear interest at the base rate plus the applicable interest rate margin for base rate loans, each as determined under the BOA Credit Facility. The applicable interest rate margin varies from 1.50% per annum to 2.25% per annum, for LIBOR daily floating rate loans, and from 0.50% per annum to 1.25% per annum, for loans based on the base rate, and in either case depending on the Company’s consolidated leverage ratio, and is determined in accordance with a pricing grid under the BOA Credit Facility.
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

As of December 31, 2019, there was $37.0 million in debt outstanding under the BOA Credit Facility that will be due March 14, 2024. The amount available for additional borrowing under the BOA Credit Facility was $23.0 million as of December 31, 2019. Based on the terms of the BOA Credit Facility, on December 31, 2019 the applicable interest rate (inclusive of the applicable interest rate margin) for LIBOR daily floating rate loans (the only type outstanding on December 31, 2019) was approximately 3.55%. As of December 31, 2019, the Company was required to pay a commitment fee of 0.25% per annum, payable quarterly, on the unused portion of the BOA Credit Facility.
We believe that we will have sufficient borrowing capacity and cash generated from operations to fund our capital and operational needs for at least the next twelve months.
Stock Repurchase Program
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. Since the original 2014 authorization of the stock repurchase program, the Board of Directors modified the program from time to time to increase the repurchase limit to $75 million and extend the expiration date to December 31, 2019. The stock repurchase program expired on December 31, 2019. From the February 2014 announcement of the Company’s stock repurchase program through December 31, 2019, the Company repurchased 9.8 million shares of its common stock for an aggregate cost of $53.2 million. These shares were retired and accounted for as a reduction to Shareholders' equity in the Consolidated Balance Sheet. Direct costs incurred to acquire the shares are included in the total cost of the shares.
Off-Balance Sheet Arrangements
As of December 31, 2019, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
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

•
Goodwill and Impairment Charges. Goodwill represents the excess of the purchase price over the estimated fair market value of net identifiable assets of acquired businesses. Intangible assets are assets that lack physical substance. We evaluate the recoverability of goodwill and other intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other, in the fourth quarter of each year or sooner if events or changes in circumstances indicate that the carrying amount may exceed its fair value. Significant judgment is required in determining fair value of our reporting units. In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an impairment charge is recorded based on the excess of a reporting unit’s carrying amount over its fair value, limited to the total amount of goodwill allocated to that reporting unit. We applied ASU 2017-04 to determine the impairment recorded during the fourth quarter of 2019. No impairment charges were necessary for the two years ended December 31, 2018 and 2017.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
PRGX Global, Inc. and Subsidiaries
Atlanta, Georgia
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of PRGX Global, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company adopted Accounting Standards Codification Update No. 2016-02, Leases (Topic 842).
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
/s/ BDO USA, LLP
Atlanta, Georgia
March 12, 2020

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Revenue, net	$169,758	$171,776	$161,620
Operating expenses:
Cost of revenue	100,176	104,825	102,052
Selling, general and administrative expenses	57,599	50,456	46,941
Depreciation of property, equipment and software assets	9,981	7,370	4,569
Amortization of intangible assets	3,465	3,395	3,634
Acquisition-related adjustment income	(250)	(1,628)	(2,283)
Impairment charges	10,073	—	—
Total operating expenses	181,044	164,418	154,913
Operating (loss) income from continuing operations	(11,286)	7,358	6,707

Foreign currency transaction losses (gains) on short-term intercompany balances	298	1,002	(2,190)
Interest expense	(1,945)	(1,824)	(1,785)
Interest income	128	161	246
Other (income) loss	(3)	21	(160)
Net (loss) income from continuing operations before income tax	(13,398)	4,672	7,518
Income tax expense	930	1,321	2,962
Net (loss) income from continuing operations	$(14,328)	$3,351	$4,556

Discontinued operations:
Income (loss) from discontinued operations	608	1,242	(1,372)
Income tax expense	—	—	—
Net income (loss) from discontinued operations	608	1,242	(1,372)

Net (loss) income	$(13,720)	$4,593	$3,184

Basic (loss) earnings per common share (Note 3):
Basic (loss) earnings from continuing operations	$(0.63)	$0.14	$0.21
Basic earnings (loss) from discontinued operations	0.03	0.06	(0.06)
Total basic (loss) earnings per common share	$(0.60)	$0.20	$0.15

Diluted (loss) earnings per common share (Note 3):
Diluted (loss) earnings from continuing operations	$(0.63)	$0.14	$0.21
Diluted earnings (loss) from discontinued operations	0.03	0.06	(0.06)
Total diluted (loss) earnings per common share	$(0.60)	$0.20	$0.15

Weighted-average common shares outstanding (Note 3):
Basic	22,651	22,811	21,937
Diluted	22,651	23,434	22,111
See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Net (loss) income	$(13,720)	$4,593	$3,184
Foreign currency translation adjustments, net of tax	609	(1,128)	(180)
Comprehensive (loss) income	$(13,111)	$3,465	$3,004

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$14,982	$13,973
Restricted cash	46	46
Receivables:
Contract receivables, less allowances of $1,781 in 2019 and $1,024 in 2018
Billed	38,201	43,878
Unbilled	4,911	2,987
	43,112	46,865
Employee advances and miscellaneous receivables, less allowances of $80 in 2019 and $176 in 2018	704	567
Total receivables	43,816	47,432
Prepaid expenses and other current assets	5,582	3,144
Total current assets	64,426	64,595

Property, equipment and software:
Computer and other equipment	23,848	20,517
Furniture and fixtures	2,243	1,694
Leasehold improvements	3,550	3,463
Software	33,916	39,578
	63,557	65,252
Less accumulated depreciation and amortization	(45,811)	(43,224)
Property and equipment, net	17,746	22,028

Operating lease right-of-use assets (Note 6)	10,969	—
Goodwill (Note 4)	15,070	17,531
Intangible assets, less accumulated amortization of $47,097 in 2019 and $43,370 in 2018	11,506	14,945
Unbilled receivables	1,282	1,608
Deferred income taxes (Note 7)	3,921	3,561
Other assets	546	561
Total assets	$125,466	$124,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,326	$7,515
Accrued payroll and related expenses	12,951	15,073
Current portion of operating lease liabilities	3,717	—
Refund liabilities	4,513	6,497
Deferred revenue	2,217	2,428
Current portion of debt (Note 5)	17	48
Business acquisition obligations (Note 1)	—	4,162
Total current liabilities	27,741	35,723

Long-term debt (Note 5)	36,603	21,553
Long-term operating lease liabilities	7,435
Refund liabilities	9	100
Deferred income taxes (Note 7)	628	666
Other long-term liabilities	—	458
Total liabilities	72,416	58,500

Commitments and contingencies (Notes 2, 5, 6, 9 and 10)

Shareholders’ equity (Notes 9 and 11):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 23,369,433 shares issued and outstanding at December 31, 2019 and 23,186,258 shares issued and outstanding at December 31, 2018	234	232
Additional paid-in capital	582,404	582,574
Accumulated deficit	(529,176)	(515,456)
Accumulated other comprehensive loss	(412)	(1,021)
Total shareholders’ equity	53,050	66,329
Total liabilities and shareholders’ equity	$125,466	$124,829
See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2019, 2018 and 2017
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2016	21,845,920	$218	$575,118	$(523,233)	$287	$52,390
Net income	—	—	—	3,184	—	3,184
Foreign currency translation adjustments	—	—	—	—	(180)	(180)
Issuances of common stock:
Restricted share awards	381,059	4	(4)	—	—	—
Restricted shares remitted by employees for taxes	(15,006)	—	(100)	—	—	(100)
Stock option exercises	225,043	2	1,170	—	—	1,172
Restricted stock unit settlement	10,000	—	—	—	—	—
Forfeited restricted share awards	(27,599)	—	—	—	—	—
Stock-based compensation expense	—	—	3,848	—	—	3,848
Balance at December 31, 2017	22,419,417	224	580,032	(520,049)	107	60,314
Net income	—	—	—	4,593	—	4,593
Foreign currency translation adjustments	—	—	—	—	(1,128)	(1,128)
Issuances of common stock:
Restricted share awards	331,333	3	(3)			—
Restricted shares remitted by employees for taxes	(155,329)	(2)	(1,279)	—	—	(1,281)
Stock option exercises	676,649	7	4,415	—	—	4,422
Performance-based restricted stock unit settlement	483,623	5	(5)	—	—	—
Restricted stock unit settlement	18,934	—	—	—	—	—
Forfeited restricted share awards	(148,083)	(1)	1	—	—	—
Repurchase of common stock	(440,286)	(4)	(4,065)	—	—	(4,069)
Stock-based compensation expense	—	—	3,592	—	—	3,592
Other activities	—	—	(114)	—	—	(114)
Balance at December 31, 2018	23,186,258	232	582,574	(515,456)	(1,021)	66,329
Net loss	—	—	—	(13,720)	—	(13,720)
Foreign currency translation adjustments	—	—	—	—	609	609
Issuances of common stock:
Restricted share awards	878,455	9	(9)	—	—	—
Restricted shares remitted by employees for taxes	(110,863)	(1)	(801)	—	—	(802)
Stock option exercises	45,380	—	219	—	—	219
Performance-based restricted stock unit settlement	203,524	2	(2)	—	—	—
Restricted stock unit settlement	29,142	—	—	—	—	—
Forfeited restricted share awards	(167,200)	(2)	2	—	—	—
Repurchase of common stock	(695,263)	(6)	(4,647)	—	—	(4,653)
Stock-based compensation expense	—	—	5,068	—	—	5,068
Balance at December 31, 2019	23,369,433	$234	$582,404	$(529,176)	$(412)	$53,050
See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(13,720)	$4,593	$3,184
Adjustments to reconcile net earnings to net cash provided by operating activities:
Impairment charges	10,073	—	—
Depreciation and amortization	13,446	10,766	8,203
Operating lease right-of-use asset	4,347	—	—
Amortization of deferred loan costs	126	53	85
Noncash interest expense	286	961	1,215
Stock-based compensation expense	4,930	5,056	7,052
Foreign currency transaction losses (gains) on short-term intercompany balances	298	1,002	(2,190)
Income taxes	(425)	(1,321)	731
Changes in fair value of contingent consideration	(250)	(1,628)	(2,283)
Changes in operating assets and liabilities, net of business acquisitions:
Billed receivables	5,705	(8,639)	(3,949)
Unbilled receivables	(1,598)	(992)	(469)
Prepaid expenses and other current assets	(2,563)	2,404	(417)
Operating lease liabilities	(4,484)	(229)	(57)
Accounts payable and accrued expenses	(1,239)	(3,275)	815
Accrued payroll and related expenses	(2,147)	778	975
Refund liabilities	(2,075)	(2,112)	115
Deferred revenue	(210)	1,036	101
Long-term incentive compensation payout	—	(6,378)	—
Other long-term liabilities	—	351	353
Net cash provided by operating activities	10,500	2,426	13,464
Cash flows from investing activities:
Business acquisition, net of cash acquired	—	19	(10,128)
Capital expenditures for property, equipment and software, net of disposal proceeds	(15,027)	(10,398)	(9,355)
Net cash used in investing activities	(15,027)	(10,379)	(19,483)
Cash flows from financing activities:
Repayments of long-term debt	(11,000)	(13,500)	66
Payment of deferred loan costs	(472)	(38)	(155)
Proceeds from credit facility	26,400	21,500	10,000
Payment of earnout liability related to business acquisitions	(4,229)	(4,000)	—
Repurchases of common stock	(4,653)	(4,069)	—
Restricted stock repurchased from employees for withholding taxes	(802)	(1,281)	(100)
Proceeds from option exercises	219	4,422	1,172
Net cash provided by financing activities	5,463	3,034	10,983
Effect of exchange rates on cash and cash equivalents	73	64	(1,860)
Net increase (decrease) in cash and cash equivalents	1,009	(4,855)	3,104
Cash, cash equivalents and restricted cash at beginning of period	14,019	18,874	15,770
Cash and cash equivalents at end of period	$15,028	$14,019	$18,874

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,117	$681	$434
Cash paid during the period for income taxes, net of refunds received	$2,440	$3,255	$2,929

Noncash investing activities:
Fair value of contingent consideration liabilities at the date of acquisition	$—	$—	$5,954
Capital expenditures for property, equipment, and software not paid by year-end	$17	$1,954	$365
See accompanying Notes to Consolidated Financial Statements.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
(a) Description of Business and Basis of Presentation
Description of Business
The principal business of PRGX Global, Inc. and subsidiaries is providing recovery audit and spend analytics services designed to improve our clients' source-to-pay ("S2P") business processes. PRGX also provides services adjacent to recovery audit services, including supplier information management ("SIM"), data transformation and associated advisory services to a similar client base. These businesses include, but are not limited to:

•	retailers such as discount, department, specialty, pharmacy and grocery stores, and wholesalers who sell to these retailers; and

•	business enterprises other than retailers such as manufacturers, financial services firms, pharmaceutical companies, and resource companies such as oil and gas companies.
Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries. PRGX currently provides services to clients in over 30 countries across a multitude of industries.
Basis of Presentation
During the fourth quarter of 2015 we discontinued the Healthcare Claims Recovery Audit ("HCRA") business. The results of our continuing and discontinued operations for the years ended December 31, 2019, 2018 and 2017 are presented in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations.
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
(b) Revision of Prior Period Financial Statements
In connection with the preparation of the Company's consolidated financial statements required to be included in the Annual Report on Form 10-K for the year ended December 31, 2019, management identified an error in the Company's consolidated statement of comprehensive (loss) income for the year ended December 31, 2018. Based on an analysis of quantitative and qualitative factors, the Company concluded that the error was not material to the Company’s previously filed financial statements. The foreign currency translation adjustment in the statement of comprehensive (loss) income was disclosed as income of $1,128 instead of a loss of $1,128, and comprehensive income was previously reported as $5,721 instead of $3,465. These revisions are included herein. The amount was properly reported in the consolidated statement of shareholders’ equity and did not impact any other aspects of the consolidated financial statements.
(c) Revenue Recognition, Billed and Unbilled Receivables, and Refund Liabilities
Revenue Recognition, Billed and Unbilled Receivables
The Company recognizes revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To adhere to this core principle, the Company applies the following five steps: (a) identify contract(s) with a customer; (b) identify the performance obligations in a contract; (c) determine the transaction price; (d) allocate the transaction price to the performance obligations; and (e) recognize revenue when (or as) performance obligations are satisfied. The Company determines that performance obligations have been satisfied when its customers obtain control of the goods or services as evidenced by the customer’s ability to direct the use, or to receive substantially all of the remaining economic benefit, of the contract assets. Additionally, for purposes of determining the appropriate timing of recognition, revenue is recognized either over time or at a point in time based on an evaluation of the nature of and contractual terms relating to each performance obligation.
The determination that the core principle for revenue recognition has been met, and the five steps have been applied appropriately, requires significant judgment. Management considers the application of this judgment to be critical in determining the appropriate amount of revenue to be recognized. The most critical judgments include the determination of the transaction price, the identification of the performance obligations, and the determination of the extent to which such performance obligations have been satisfied. A misapplication of this judgment could result in inappropriate recognition of revenue.
For the Company's recovery audit contracts, which represent approximately 97% of consolidated revenue for the year ended December 31, 2019, revenue is recognized over time on an invoice basis. Management believes that the Company's right to consideration from its customers corresponds directly to the value provided to customers from its performance to-date, as measured by billable recoveries. A recovery is billable when it is determined that the customer has received the economic benefit from the service (generally through credits taken against existing accounts payable due to, or refund checks received from, the customer’s vendors). The specific conditions upon which a recovery may be billed may vary from client to client and are negotiated as part of the contracting process.
Historically, a portion of the Company’s revenue is refunded back to customers, resulting from successful vendor challenges to billed recoveries, where our clients refund the vendor and we subsequently refund our clients for our related fees. The Company computes an estimate of future refunds, based on historical data, and maintains provisions for such refunds on its balance sheet as refund liabilities. The Company considers the refund liability to be variable consideration.
For the Company's subscription services, revenue is recognized ratably over time during the term of the subscription service. The subscription term commences when the customer both has access to the software application and can benefit from its use. Implementation services, hosting services, unspecified upgrades, technical and support services, service level guarantees and subscription rights under contracts for subscription services are typically delivered concurrently and are therefore treated as a single performance obligation.
The Company derives a relatively small portion of revenue on a fee-for-service basis whereby billings are based upon a fixed fee, a fee per unit of time, or a fee per other unit of service. The Company recognizes revenue for these types of services when the core principles for revenue recognition have been met. For services provided on a fixed fee basis revenue is either recognized over time or at a point in time, depending on the nature of the service and the contractual terms. For certain services performed on a fee per unit of time-basis, the Company applies the ‘as invoiced’ practical expedient described in Topic 606.
When a contract includes an option to acquire future goods or services that constitutes a material right to the customer, and those goods or services are similar to the original goods and services provided for in the contract, the Company has adopted the Practical Alternative as prescribed in ASC Topic 606 to estimate the standalone selling price of that option.
Billed receivables are stated at the amount expected to be collected and do not bear interest. The Company makes ongoing estimates relating to the collectability of billed receivables and maintains a reserve for estimated losses resulting from the inability of its clients to meet its financial obligations to the Company. This reserve is primarily based on the extent to which receivables are past due (based on contractual payment terms), the Company's history of write-offs, and the economic status of its clients.
Unbilled receivables relate to claims for which the Company's customers have received economic value and have acknowledged that the corresponding fees have been earned.
The Company includes both unbilled receivables and refund liabilities in determining revenue.
Contract liabilities are recorded when consideration is received and the Company has not yet transferred the goods or services to the customer. The Company refers to this as deferred revenue.
Contract Balances
As of December 31, 2019 and December 31, 2018, we had the following balances (in thousands) included in our Consolidated Balance Sheets that relate to contracts with our clients.

	12/31/2019	12/31/2018	Change
Contract receivables from billed revenue	$38,201	$43,878	$(5,677)
Contract receivables from unbilled revenue	4,911	2,987	1,924
Deferred revenue	(2,217)	(2,428)	211
Refund liabilities	4,513	6,497	(1,984)
During the twelve months ended December 31, 2019, we recognized $2.0 million of revenue related to the deferred revenue balance at December 31, 2018, as the result of performance obligations satisfied.

The decrease in our contract receivables balance from billed revenue at December 31, 2019 compared to December 31, 2018 is mainly due to four factors: lower revenue generated in the fourth quarter of fiscal year 2019 compared with the revenue generated in the fourth quarter of fiscal year 2018; higher cash collections in the fourth quarter of fiscal year 2019 compared with cash collected in the fourth quarter of fiscal year 2018; the settlement of Healthcare Claims Recovery Audit ("HCRA") services business obligations, including receivables, during fiscal year 2019; and an increase in allowance for bad debt as of December 31, 2019 compared to December 31, 2018.
The increase in our contract receivables balance from unbilled revenue at December 31, 2019 compared to December 31, 2018 is mainly due to an increase in the amount of unbilled revenue for a single client, where the Company issues invoices according to scheduled billing arrangements.
The decrease in our deferred revenue balance at December 31, 2019 compared to December 31, 2018 is mainly due to a year-over-year reduction in fees billed for services in our Recovery Audit segments.
The decrease in our refund liabilities balance at December 31, 2019 compared to December 31, 2018 is mainly due to the elimination of that portion of the refund liability attributable to our HCRA services business receivables arising from the final settlement of HCRA services business obligations.
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
The $15.0 million in cash and cash equivalents as of December 31, 2019 includes $2.9 million held in the U.S., $1.5 million held in Canada, and $10.6 million held in other foreign jurisdictions, primarily in Australia, the United Kingdom and India. Our cash and cash equivalents included short-term investments of approximately $0.9 million as of December 31, 2019 and $1.4 million as of December 31, 2018, all of which were held at banks outside of the United States, primarily in Canada and Brazil.
(e) Fair Value of Financial Instruments
We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled receivables, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items.
We record bank debt, if any, as of the period end date based on the effective borrowing rate and repayment terms when originated. As of December 31, 2019, we had $37.0 million in bank debt outstanding. As of December 31, 2018, we had $21.6 million in bank debt outstanding. We believe the carrying value of the bank debt approximates its fair value. We considered the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).
We had $4.2 million of business acquisition obligations as of December 31, 2018. Our business acquisition obligations represent the fair value of deferred consideration and earnout payments estimated to be due as of the date for which we recorded these amounts. We determine the preliminary estimated fair values based on our projections of future revenue and profits or other factors used in the calculation of the ultimate payment to be made. The discount rate that we use to value the liability is based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs). The earnout payment obligations associated with the business acquisition obligations were settled in 2019 and the balances were reduced to zero as of December 31, 2019.
We state certain assets at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States of America. Generally, these assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
(f) Property and Equipment
We report property and equipment at cost or estimated fair value at acquisition date and depreciate them over their estimated useful lives using the straight-line method. Our useful lives for fixed assets are three years for computer laptops, four years for desktops, five years for IT server, storage and network equipment, five years for furniture and fixtures and three years for purchased software. We amortize leasehold improvements using the straight-line method over the shorter of the lease term or ten years. Depreciation expense from continuing operations was $10.0 million in 2019, $7.4 million in 2018 and $4.6 million in 2017.
We review the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, we will recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset. No impairment charges were necessary in the three years ended December 31, 2019.
(g) Software Development Costs
We capitalize a portion of the costs we incur related to our internal development of software that we use in our operations and amortize these costs using the straight-line method over the expected useful lives of three to seven years.
We also capitalize a portion of the costs we incur related to our internal development of software that we intend to market to others. We amortize these costs over the products’ estimated economic lives, which typically are three years, beginning when the underlying products are available for general release to clients. We review the carrying value of capitalized software development costs for impairment whenever events and circumstances indicate that the carrying value of the asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, we will recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset. During the fourth quarter of 2019, as a result of this evaluation, it was determined that previously capitalized internally developed software was impaired and was no longer expected to provide future value. Accordingly, the Company recorded an impairment charge of $7.5 million in the fourth quarter of 2019. For additional information on impairment charges by segment, see Note 2—Operating Segments and Related Information.
We consider software development activities to be research and development costs and expense them as incurred. However, we capitalize the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed or that will be used in our operations beginning when technological feasibility has been established. We consider the costs associated with developing or replacing methodologies to be development costs. Development costs were approximately $4.7 million in 2019, $8.3 million in 2018 and $1.2 million in 2017.
(h) Leases
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
Lease liabilities are initially recognized at the present value of the fixed lease payments, reduced by landlord incentives using a discount rate based on similarly secured borrowings available to the Company. Lease assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives using a discount rate based on similarly secured borrowings available to the Company, plus any direct costs from executing the leases. Lease assets are tested for impairment in the same manner as long-lived assets used in operations. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.
When the Company has the option to extend a lease term, terminate a lease before the contractual expiration date, or purchase a leased asset, and it is reasonably certain that the Company will exercise the option, the Company considers these options in determining the classification and measurement of such lease. The Company’s leases may include variable payments, primarily related to common area maintenance, insurance or taxes, which are expensed as incurred.
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
(i) Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net identifiable assets of acquired businesses. We evaluate the recoverability of goodwill and other intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other, in the fourth quarter of each year or sooner if events or changes in circumstances indicate that the carrying amount may exceed its fair value. In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an impairment charge is recorded based on the excess of a reporting unit’s carrying amount over its fair value, limited to the total amount of goodwill allocated to that reporting unit. As a result of changes in our go to market strategy, we applied ASU 2017-04 to determine the carrying value of the Adjacent Services reporting segment exceeded its fair value and goodwill was impaired. The Company recorded an impairment charge of $2.5 million in the fourth quarter of 2019. No impairment charges were necessary based on our internal calculations in the two years ended December 31, 2018.
(j) Direct Expenses and Deferred Costs
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
(k) Income Taxes
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
(l) Foreign Currency
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
(m) Earnings (Loss) Per Common Share
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
(n) Stock-Based Compensation
We account for awards of equity instruments issued to employees and directors under the fair value method of accounting and recognize such amounts in our Consolidated Statements of Operations. We measure compensation expense for all time-based stock-based awards at fair value on the date of grant and recognize compensation expense, less actual forfeitures, in our Consolidated Statements of Operations using the straight-line method over the service period over which we expect the awards to vest. We recognize compensation expense for awards with performance conditions based on the probable outcome of the performance conditions. We accrue compensation expense if we believe it is probable that the performance condition(s) will be achieved and do not accrue compensation expense if we believe it is not probable that the performance condition(s) will be achieved. In the event that it becomes probable that performance condition(s) will no longer be achieved, we reverse all of the previously recognized compensation expense in the period such a determination is made.
We estimate the fair value of all time-vested options as of the date of grant using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of subjective assumptions, including the expected stock price volatility, which we calculate based on the historical volatility of our common stock. We use a risk-free interest rate, based on the U.S. Treasury instruments in effect at the time of the grant, for the period comparable to the expected term of the option. We use the “simplified” method in estimating the expected term of options as we have concluded that our historical share option exercise experience is a less than reasonable basis upon which to estimate the expected term for our grants.
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
(o) Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
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
(p) Segment Reporting
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
(q) Loss Contingencies
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
(r) Impact of Recently Issued Accounting Standards
A summary of the recently issued accounting standards issued by the Financial Accounting Standards Board (“FASB”) and included in the Accounting Standards Codification (“ASC”) that apply to us is set forth below.
Adopted by the Company in Fiscal Year 2019
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition when adopting ASU 2016-02, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption.
The Company adopted the new standards effective January 1, 2019, using the modified retrospective approach provided by ASU 2018-11. The Company elected certain practical expedients permitted under the transition guidance, including the election to carry forward historical lease classifications. The Company also elected the short-term lease practical expedient, which allowed the Company to not recognize leases with a term of less than twelve months on our Consolidated Balance Sheets. In addition, the Company elected the lease and non-lease components practical expedient, for real property assets, which allowed us to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. Adoption of the new standard resulted in recording operating lease right-of-use assets and operating lease liabilities of approximately $15.9 million, with no material cumulative effect adjustment to retained earnings as of the date of adoption. The adoption of this standard did not have a material impact on our condensed Consolidated Statements of Operations or cash flows.
Operating leases are included in Operating lease right-of-use assets, Current portion of operating lease liabilities and Long-term operating lease liabilities on the Company's Consolidated Balance Sheet.
Accounting Standards Not Yet Adopted
FASB ASU 2016-13 - In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those annual periods, and early adoption is permitted. The Company currently is evaluating the effect that the adoption of this standard will have on the Company's condensed consolidated financial statements.
FASB ASU 2018-13 - In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Upon the effective date, certain provisions are to be applied prospectively, while others are to be applied retrospectively to all periods presented. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date. The Company is evaluating the impact of the new standard on its consolidated financial statements, but does not anticipate the standard will have a significant impact.
FASB ASU 2018-15 - In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted the standard on January 1, 2020, and has elected to apply the guidance prospectively to all implementation costs incurred after that date. The Company does not anticipate the standard will have a significant impact on its consolidated financial statements.
FASB ASU 2019-12 - In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies accounting for income taxes, changes the accounting for certain income tax transactions and makes certain improvements to the codification. These amendments will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the new standard to determine the impact it will have on the Company’s consolidated financial statements.
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
Adjacent Services represents data transformation, spend analytics and associated advisory services.
We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments in Corporate Support.
Discontinued Operations - In the fourth quarter of 2015, PRGX entered into agreements with third parties to fulfill its Medicare recovery audit contractor ("RAC") program subcontract obligations to audit Medicare payments and provide support for claims appeals and assigned its remaining Medicaid contract to another party. The Company has entered into settlement agreements with two of the three Medicare RAC-related third-parties. The Company believes the likelihood of further claims related to the final Medicare RAC contract is remote. As a result, the associated liability and receivable balances that relate to the final contract were reduced to zero in the third quarter of 2019. The HCRA services business is reported as Discontinued Operations in accordance with GAAP.

Discontinued operations information for the years ended December 31, 2019, 2018 and 2017 (in thousands) is as follows:

Results of Discontinued Operations (in thousands)	Years Ended December 31,
	2019	2018	2017
Revenue, net	$—	$959	$—
Cost of sales (adjustments)	(616)	(300)	1,350
Selling, general and administrative expense	8	16	14
Depreciation of property, equipment and software assets	—	1	8
Pretax income (loss) from discontinued operations before income taxes	608	1,242	(1,372)
Income tax expense	—	—	—
Net income (loss) from discontinued operations	$608	$1,242	$(1,372)
The following table presents the discontinued operations of the HCRA services business in the Consolidated Statements of Cash Flows, for the years ended December 31 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net cash used in operating activities	$(181)	$(1,484)	$(1,364)
Net cash used in investing activities	—	—	—
Net cash provided by financing activities	—	—	—
Increase (decrease) in cash and cash equivalents	$(181)	$(1,484)	$(1,364)
We evaluate the performance of our reportable segments based upon revenue and measures of profit or loss we refer to as EBITDA and Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest and taxes (“EBIT”), adjusted for depreciation and amortization (“EBITDA”), and then further adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Such adjustments include restructuring charges, stock-based compensation, bargain purchase gains, acquisition-related charges and benefits (acquisition transaction costs, acquisition obligations classified as compensation, and fair value adjustments to acquisition-related contingent consideration), tangible and intangible asset impairment charges, certain litigation costs and litigation settlements, transformation, severance charges and foreign currency transaction gains and losses on short-term intercompany balances viewed by management as individually or collectively significant. We do not have any inter-segment revenue.

Segment information for the years ended December 31, 2019, 2018 and 2017 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
2019
Revenue, net	$116,708	$47,283	$5,767	$—	$169,758

Net loss from continuing operations					$(14,328)
Income tax expense					930
Interest expense, net					1,817
EBIT	$27,118	$10,440	$(9,142)	$(39,997)	(11,581)
Depreciation of property, equipment and software assets	8,184	706	1,091	—	9,981
Amortization of intangible assets	1,750	169	1,546	—	3,465
EBITDA	37,052	11,315	(6,505)	(39,997)	1,865
Impairment charges	1,497	$24	3,425	5,127	10,073
Foreign currency transaction losses (gains) on short-term intercompany balances	(208)	716	4	(214)	298
Acquisition-related adjustments (income) loss	—	—	—	(250)	(250)
Transformation and severance expenses	1,874	667	861	1,755	5,157
Other (income) loss	2	10	2	(17)	(3)
Stock-based compensation	—	—	—	4,930	4,930
Adjusted EBITDA	$40,217	$12,732	$(2,213)	$(28,666)	$22,070

Capital expenditures	$1,253	$640	$66	$13,068	$15,027

Allocated assets	$78,476	$26,429	$1,331	$—	$106,236

Unallocated assets:
Cash and cash equivalents	—	—	—	14,982	14,982
Restricted cash	—	—	—	46	46
Deferred income taxes	—	—	—	3,921	3,921
Prepaid expenses and other assets	—	—	—	281	281
Total assets	$78,476	$26,429	$1,331	$19,230	$125,466

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
2018
Revenue, net	$115,920	$49,526	$6,330	$—	$171,776

Net income from continuing operations					$3,351
Income tax expense					1,321
Interest expense, net					1,663
EBIT	$26,602	$12,413	$(5,231)	$(27,449)	6,335
Depreciation of property, equipment and software assets	5,545	683	1,142	—	7,370
Amortization of intangible assets	1,664	172	1,559	—	3,395
EBITDA	33,811	13,268	(2,530)	(27,449)	17,100
Foreign currency transaction losses (gains) on short-term intercompany balances	367	1,044	14	(423)	1,002
Acquisition-related adjustments (income) loss	—	—	—	(1,628)	(1,628)
Transformation and severance expenses	944	1,194	66	918	3,122
Other (income) loss	(4)	8	—	17	21
Stock-based compensation	—	—	—	5,056	5,056
Adjusted EBITDA	$35,118	$15,514	$(2,450)	$(23,509)	$24,673

Capital expenditures	$2,050	$1,200	$257	$6,891	$10,398

Allocated assets	$71,211	$26,147	$7,294	$—	$104,652

Unallocated assets:
Cash and cash equivalents	—	—	—	13,973	13,973
Restricted cash	—	—	—	46	46
Deferred income taxes	—	—	—	3,561	3,561
Prepaid expenses and other assets	—	—	$—	910	910
Discontinued operations	—	—	—	1,687	1,687
Total assets	$71,211	$26,147	$7,294	$20,177	$124,829

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
2017
Revenue, net	$113,122	$44,372	$4,126	$—	$161,620

Net income from continuing operations					$4,556
Income tax expense					2,962
Interest income, net					1,539
EBIT	$29,163	$11,700	$(7,942)	$(23,864)	9,057
Depreciation of property, equipment and software assets	3,165	599	805	—	4,569
Amortization of intangible assets	1,919	142	1,573	—	3,634
EBITDA	34,247	12,441	(5,564)	(23,864)	17,260
Foreign currency transaction gains on short-term intercompany balances	(249)	(1,769)	(9)	(163)	(2,190)
Acquisition-related adjustments (income)	—	—	—	(2,283)	(2,283)
Transformation and severance expenses	313	655	320	378	1,666
Other loss (income)	751	184	(195)	(900)	(160)
Stock-based compensation	—	—	—	7,052	7,052
Adjusted EBITDA	$35,062	$11,511	$(5,448)	$(19,780)	$21,345

Capital expenditures	$2,389	$2,383	$1,335	$3,248	$9,355

Allocated assets	$65,397	$22,474	$9,486	$—	$97,357

Unallocated assets:
Cash and cash equivalents	—	—	—	18,823	18,823
Restricted cash	—	—	—	51	51
Deferred income taxes	—	—	—	1,538	1,538
Prepaid expenses and other assets	—	—	—	910	910
Discontinued operations				1,539	1,539
Total assets	$65,397	$22,474	$9,486	$22,861	$120,218

The following table presents revenue by country based on the location of clients served (in thousands):

	Years Ended December 31,
	2019	2018	2017
United States	$101,806	$100,458	$93,447
United Kingdom	25,864	27,774	23,408
Canada	12,592	14,700	14,375
Australia	9,169	8,397	8,732
France	6,853	6,721	5,987
Mexico	3,789	3,793	5,385
Brazil	1,795	1,799	2,053
Thailand	1,523	1,094	699
Spain	1,315	1,443	1,127
Hong Kong	1,280	1,219	889
Ireland	522	741	929
New Zealand	417	338	899
Colombia	306	465	709
Other	2,527	2,834	2,981
	$169,758	$171,776	$161,620
The following table presents long-lived assets by country based on the location of the asset (in thousands):

	December 31,
	2019	2018
United States	$28,493	$34,236
UK	2,806	2,909
All Other	398	395
	$31,697	$37,540
One client, The Kroger Co., accounted for approximately 10% of revenue from continuing operations in 2019, and approximately 12% of revenue from continuing operations in 2018 and 2017.
(3) (LOSS) EARNINGS PER COMMON SHARE
The following tables set forth the computations of basic and diluted (loss) earnings per common share (in thousands, except per share data):

	Years Ended December 31,
Basic (loss) earnings per common share:	2019	2018	2017
Numerator:
Net (loss) income from continuing operations	$(14,328)	$3,351	$4,556
Net income (loss) from discontinued operations	$608	$1,242	$(1,372)

Denominator:
Weighted-average common shares outstanding	22,651	22,811	21,937

Basic (loss) earnings per common share from continuing operations	$(0.63)	$0.14	$0.21
Basic earnings (loss) per common share from discontinued operations	$0.03	$0.06	$(0.06)

	Years Ended December 31,
Diluted (loss) earnings per common share:	2019	2018	2017
Numerator:
Net (loss) income from continuing operations	$(14,328)	$3,351	$4,556
Net income (loss) from discontinued operations	$608	$1,242	$(1,372)

Denominator:
Weighted-average common shares outstanding	22,651	22,811	21,937
Effect of dilutive securities from stock-based compensation plans	—	623	174
Denominator for diluted (loss) earnings per common share	22,651	23,434	22,111

Diluted (loss) earnings per common share from continuing operations	$(0.63)	$0.14	$0.21
Diluted earnings (loss) per common share from discontinued operations	$0.03	$0.06	$(0.06)
Weighted-average shares outstanding excludes antidilutive securities that totaled 4.7 million, 0.9 million, and 2.3 million shares, respectively, from the computation of diluted earnings per common share for the years ended December 31, 2019, 2018, and 2017.

(4) GOODWILL AND INTANGIBLE ASSETS
(a) Goodwill
The Company evaluates the recoverability of goodwill annually in the fourth quarter of each year or sooner if events or changes in circumstances indicate that the carrying amount may exceed its fair value.
During the fourth quarter of 2019, the Company, working with independent valuation advisors, performed its annual impairment test using data as of October 1, 2019. For the test, the Company previously adopted FASB's ASC Update No. 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an impairment charge is recorded based on the excess of a reporting unit’s carrying amount over its fair value, limited to the total amount of goodwill allocated to that reporting unit.
The fair value of the reporting units were determined using the discounted cash flow method of the income approach and the guideline public company method of the market approach. The income approach used management's projections of estimated operating results and expected growth rates, and guideline public company methods to determine an invested capital value for each reporting unit. The fair value of invested capital (equity plus debt) was then compared to the book value of invested capital to determine if goodwill was impaired.
Based on the results of the annual impairment test, management determined the carrying value of the Adjacent Services reporting segment exceeded its fair value and goodwill was impaired. The Company recognized an impairment charge of $2.5 million. The majority of the goodwill impairment charge in the Adjacent Services reporting segment was recognized as a result of the Lavante acquisition.
Goodwill by reportable segments during 2019 and 2018 was as follows (in thousands):

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Total
Balance, January 1, 2018	$13,440	$1,680	$2,528	$17,648
Goodwill recorded in connection with business combinations	(20)	—	—	(20)
Foreign currency translation	—	(97)	—	(97)
Balance, December 31, 2018	13,420	1,583	2,528	17,531
Impairment (1)	—	—	(2,528)	(2,528)
Foreign currency translation	—	67	—	67
Balance, December 31, 2019	$13,420	$1,650	$—	$15,070
(1) Impairment represents the full impairment of goodwill in the Adjacent Services reporting segment recognized during the fourth quarter of 2019.
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
Amortization expense relating to intangible assets was $3.5 million in 2019, $3.4 million in 2018 and $3.6 million in 2017. As of December 31, 2019 and based on our current amortization methods and current levels of intangible assets, we project amortization expense relating to intangible assets for the next five years will be $3.1 million in 2020, $1.7 million in 2021, $0.7 million in 2022, $0.7 million in 2023 and $0.7 million in 2024. We use accelerated amortization methods for customer relationships and trade names, and straight-line amortization for non-compete agreements and trademarks.

Changes in noncurrent intangible assets during 2019 and 2018 were as follows (in thousands):

	Customer Relationships	Trademarks	Non- compete Agreements	Software	Trade Names	Total
Gross carrying amount:
Balance, January 1, 2018	$46,906	$1,026	$2,629	$6,178	$2,200	$58,939
FX adjustments and other	(547)	138	(51)	(164)	—	(624)
Balance, December 31, 2018	46,359	1,164	2,578	6,014	2,200	58,315
FX adjustments and other	372	(118)	34	—	—	288
Balance, December 31, 2019	$46,731	$1,046	$2,612	$6,014	$2,200	$58,603
Accumulated amortization:
Balance, January 1, 2018	$(33,862)	$(913)	$(1,602)	$(1,884)	$(2,200)	$(40,461)
Amortization expense	(1,607)	(67)	(246)	(1,475)	—	(3,395)
FX adjustments and other	409	(22)	51	48	—	486
Balance, December 31, 2018	(35,060)	(1,002)	(1,797)	(3,311)	(2,200)	(43,370)
Amortization expense	(1,676)	(68)	(246)	(1,475)	—	(3,465)
FX adjustments and other	(287)	59	(34)	—	—	(262)
Balance, December 31, 2019	$(37,023)	$(1,011)	$(2,077)	$(4,786)	$(2,200)	$(47,097)
Net carrying amount:
Balance, December 31, 2018	$11,299	$162	$781	$2,703	$—	$14,945
Balance, December 31, 2019	$9,708	$35	$535	$1,228	$—	$11,506
Estimated useful life (years)	10-15 years	4-5 years	5 years	4 years	4-5 years

(5) DEBT
Debt issuance costs on the balance sheet are presented as a direct deduction from the related debt liability, rather than represented as a separate asset. Long-term debt as of December 31, 2019 and 2018 consists of the following (in thousands):

	As of December 31, 2019	As of December 31, 2018
Credit facility(1)	$37,000	$21,600
DFC (2)	(397)	(65)
Net credit facility	36,603	21,535
Finance lease obligations(1)	17	66
Total debt	36,620	21,601
Less: Current portion of long-term debt	17	48
Long-term debt, excluding current portion	$36,603	$21,553

(1)	Principal portion of long-term debt. Refer to Future Commitments table below for principal payments to be made on long-term debt.

(2)	DFC refers to deferred financing costs related to the Company's long-term debt.

Bank of America Credit Facility
On March 14, 2019, the Company, as co-borrower with PRGX USA, Inc. (“PRGX-USA”), a wholly-owned subsidiary that is the Company’s principal domestic operating subsidiary, entered into a five-year Credit Agreement (the “BOA Credit Facility”) with Bank of America, N.A. (“BOA”), and Synovus Bank as the initial lenders thereunder, and with BOA as the letter-of-credit issuer thereunder, as the swingline lender thereunder, and as the administrative agent (the “Administrative Agent”) for the lenders from time to time party thereto. The BOA Credit Facility consists of a $60.0 million senior revolving credit facility (the “Revolver”), with a $5.0 million subfacility for the issuance of letters of credit, and a $5.0 million swingline loan subfacility (the “Swingline Loan”). The BOA Credit Facility is guaranteed by each of PRGX’s direct and indirect domestic wholly-owned subsidiaries (other than PRGX-USA), except for certain immaterial domestic subsidiaries. None of PRGX’s direct or indirect foreign subsidiaries have guaranteed the BOA Credit Facility. The BOA Credit Facility is secured by substantially all of the assets of PRGX, PRGX-USA and each guarantor (including the equity interests in substantially all of the Company’s domestic subsidiaries and up to sixty-five percent (65%) of the equity interests of certain of the Company’s first-tier material foreign subsidiaries).
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
The Revolver bears interest at a rate per annum comprised of a specified index rate based on LIBOR plus an applicable interest rate margin determined under the BOA Credit Facility. For U.S. Dollar-denominated loans under the Revolver, at the option of the Borrowers, such loans shall bear interest at a rate per annum equal to (x) the LIBOR daily floating rate plus an applicable interest rate margin determined under the BOA Credit Facility or (y) the base rate plus the applicable interest rate margin, each as determined under the BOA Credit Facility. Although the Company does not anticipate the need for Swingline Loans, were any Swingline Loans to be made they would bear interest at the base rate plus the applicable interest rate margin for base rate loans, each as determined under the BOA Credit Facility. The applicable interest rate margin varies from 1.50% per annum to 2.25% per annum, for LIBOR daily floating rate loans, and from 0.50% per annum to 1.25% per annum, for loans based on the base rate, and in either case depending on the Company’s consolidated leverage ratio, and is determined in accordance with a pricing grid under the BOA Credit Facility.
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
As of December 31, 2019, there was $37.0 million in debt outstanding under the BOA Credit Facility that will be due March 14, 2024. The amount available for additional borrowing under the BOA Credit Facility was $23.0 million as of December 31, 2019. Based on the terms of the BOA Credit Facility, on December 31, 2019 the applicable interest rate (inclusive of the applicable interest rate margin) for LIBOR daily floating rate loans (the only type outstanding on December 31, 2019) was approximately 3.55%. As of December 31, 2019, the Company was required to pay a commitment fee of 0.25% per annum, payable quarterly, on the unused portion of the BOA Credit Facility.
Future Commitments
The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s capital lease agreements for each of the fiscal years presented in the table below (in thousands):

Year Ended December 31
2020	$17
2021	—
2022	—
2023	—
2024	37,000
Total	$37,017

(6) LEASES
The Company primarily leases office space and certain office equipment using noncancelable operating leases. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the implicit rate is not readily determinable in most of the Company's lease agreements, the Company uses its estimated secured incremental borrowing rate, which takes into consideration the relevant term of the underlying lease, in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease terms. Certain of our lease agreements include variable lease payments, primarily related to common area maintenance, insurance and taxes. The variable portion of payments is not included in the initial measurement of the right-of-use asset or lease liability due to the uncertainty of the payment amount and are recorded as lease expense in the period incurred.
The Company's leases have original lease periods expiring between 2020 and 2027, which may include the option to extend the lease when it is reasonably certain the Company will exercise that option. The Company does not have lease agreements with residual value guarantees, sale leaseback terms or material restrictive covenants.
The components of lease expense, lease term and discount rate are as follows (in thousands):

Year Ended December 31, 2019
Operating lease cost	$4,820
Short-term lease cost	88
Variable lease cost	841
Sublease income	(73)
Total lease cost	$5,676

Rent expense was $4.9 million in 2018 and $5.1 million in 2017.
As of December 31, 2019, the weighted average remaining lease term and weighted average discount rate for the Company's operating leases were as follows:

Operating Leases
Weighted Average Remaining Lease Term	3.5 years
Weighted Average Discount Rate	4.1%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2019 (in thousands):

Operating Leases
2020	$4,165
2021	3,866
2022	1,818
2023	1,134
2024	707
Thereafter	345
Total undiscounted cash flows	12,035
Less imputed interest	(883)
Present value of lease liabilities	$11,152

Supplemental cash flow information related to the Company's operating leases are as follows (in thousands):

Year Ended December 31, 2019
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$15,929
Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$4,860

(7) INCOME TAXES
(Loss) income before income taxes from continuing operations relate to the following jurisdictions (in thousands):

	Years Ended December 31,
	2019	2018	2017
United States	$(18,027)	$(4,673)	$(6,502)
Foreign	4,629	9,345	14,020
	$(13,398)	$4,672	$7,518

The provision for income taxes for continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	12	70	1
Foreign	1,277	2,920	2,230
	1,289	2,990	2,231
Deferred:
Federal	(3)	(145)	(155)
State	—	—	—
Foreign	(356)	(1,524)	886
	(359)	(1,669)	731
Total	$930	$1,321	$2,962

The significant differences between the U.S. federal statutory tax rate and the Company’s effective income tax expense for earnings (in thousands) are as follows:

	Years Ended December 31,
	2019	2018	2017
Statutory federal income tax rate	$(2,814)	$981	$2,631
State income taxes, net of federal effect	(134)	(285)	(62)
Net operating loss limitation	—	—	2,975
Adjustment to deferred taxes	480	939	301
Change in deferred tax asset valuation allowance	529	(2,867)	(15,338)
Change in tax law	1,385	(992)	13,850
Foreign tax rate differential	947	1,306	(899)
Compensation and equity adjustments	643	1,474	—
Acquisition earnout adjustment	2	(320)	87
Other permanent differences	116	183	(682)
Withholding taxes	169	591	342
Changes in uncertain tax positions	(12)	19	(429)
Return to provision adjustments	(278)	257	155
Other, net	(103)	35	31
Total	$930	$1,321	$2,962

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2019	2018
Deferred income tax assets:
Accounts payable and accrued expenses	$704	$714
Accrued payroll and related expenses	975	2,315
Stock-based compensation expense	2,349	2,336
Depreciation of property and equipment	927	853
Capitalized software	1,566	119
Unbilled receivables and refund liabilities	—	97
Operating loss carry-forwards of foreign subsidiary	9,733	9,484
Federal operating loss carry-forwards	18,042	17,109
State operating loss carry-forwards	4,678	4,537
Operating lease liabilities	2,777	—
Other	1,311	1,624
Gross deferred tax assets	43,062	39,188
Less valuation allowance	31,975	31,597
Gross deferred tax assets net of valuation allowance	11,087	7,591
Deferred income tax liabilities:
Intangible assets	587	1,269
Operating lease right-of-use asset	2,731	—
Branch offset	2,448	1,900
CFC earnings	767	851
Prepaid expenses	862	676
Unbilled receivables and refund liabilities	344	—
Other	55	—
Gross deferred tax liabilities	7,794	4,696
Net deferred tax assets	$3,293	$2,895

Our reported effective tax rates on income approximated (6.9)% in 2019, 28.3% in 2018, and 39.4% in 2017. Reported income tax expense in each year primarily results from taxes on the income of foreign subsidiaries. The effective tax rates generally differ from the expected tax rate primarily due to the Company’s deferred tax asset valuation allowance on the domestic earnings and taxes on income of foreign subsidiaries.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law making significant changes to the Internal Revenue Code. The legislation contains several key provisions that impacted the consolidated financial statements for the year ended December 31, 2017. Additionally, in December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of December 31, 2018, we completed an analysis related to the Tax Act in accordance with SAB 118 and determined that there was no additional adjustment required. Additionally, no adjustments were made in 2019.
The Tax Act contains several key provisions that affect us. The Alternative Minimum Tax (“AMT”) was repealed for tax years beginning after December 31, 2017 and the AMT credit was to be refundable in future years. Because 50% of this credit was to be refundable on the 2018 tax return, that portion was reclassified to a current asset on the balance sheet at the end of the 2018 calendar year, and because the credit was not claimed on the tax return, it will remain a current asset as it will be claimed on the 2019 calendar year tax return. The Global Intangible Low Tax Income Tax (“GILTI”) is a U.S. minimum tax on the foreign earnings on intangible assets. The Company expects a GILTI inclusion of $4.4 million to be recognized on the Company's 2019 calendar year-end U.S. tax return (an increase to taxable income that will be absorbed by the Company's NOL carryforward), which will have a 6.9% impact on the effective rate for the year ended December 31, 2019.

We undertook a detailed review of our deferred taxes and it was determined with the exception of the deferred tax assets associated with the AMT credit described above, a valuation allowance was required for all other U.S. deferred tax assets. We released the valuation allowance on our Hungarian branch's (PRGX Europe, Inc.) deferred tax assets during the year ended December 31, 2019, which had an immaterial impact on the effective rate. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, we consider all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities, the length of carryback and carryforward periods and the implementation of tax planning strategies. Since this evaluation requires consideration of future events, significant judgment is required in making the evaluation, and our conclusion could be materially different should certain of our expectations not be met. The balance of our valuation allowance was $32.0 million as of December 31, 2019, representing a change of $0.4 million from the valuation allowance of $31.6 million recorded as of December 31, 2018. The primary driver of the change in the valuation allowance was an additional valuation allowance recorded on the additional NOL generated in the U.S. in 2019.
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
In 2018, management determined that a valuation allowance was no longer required against the deferred tax assets of the UK subsidiary and U.S. branch in France. As of December 31, 2018, we had gross deferred tax assets of $6.6 million relating to those foreign subsidiaries. The benefit of these deferred tax assets is reflected as a credit of $1.2 million to tax expense during the year ended December 31, 2018.
In 2019, management determined that a valuation allowance was no longer required against the deferred tax assets of the U.S. branch in Hungary. As of December 31, 2019, we had immaterial gross deferred tax assets relating to the U.S. branch in Hungary. The benefit of the deferred assets is reflected as an immaterial credit to tax expense during the year ended December 31, 2019.
As of December 31, 2019, we had approximately $85.9 million of U.S. federal loss carry-forwards available to reduce future U.S. federal taxable income. Approximately $81.3 million of the U.S. federal loss carry-forwards expire between 2026 and 2035. The remaining $4.6 million of U.S. federal loss carry-forwards do not expire. As of December 31, 2019, we had approximately $61.9 million of state loss carry-forwards available to reduce future state taxable income. The state loss carry-forwards expire between 2022 and 2037 and are subject to certain limitations. The U.S. federal and state loss carry-forwards at December 31, 2019, reflect adjustments for prior period write-downs associated with ownership changes.
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
On December 30, 2016, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards and also resulted in the write-off of certain deferred tax assets and the related valuation allowances that the Company recorded in 2017. The Company has performed its assessment and has determined that $87.3 million of the gross federal net operating losses outstanding as of December 30, 2016 will be available for use going-forward. The Company utilized $6.0 million of these losses on the 2017 U.S. federal tax return and the remaining $81.3 million remains available.
A reconciliation of our beginning and ending amount of unrecognized tax benefits and related accrued interest thereon is as follows:

	Unrecognized Tax Benefits	Accrued Interest and Penalties
Balance at January 1, 2017	$497	$154
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to the prior years	116	19
Decrease based on payments made during the year	—	—
Decreases based on tax positions related to the prior years	$(420)	$(145)
Balance at December 31, 2017	$193	$28
Additions based on tax positions related to the current year	4	—
Additions based on tax positions related to the prior years	10	6
Decreases based on payments made during the year	—	—
Decreases based on tax positions related to the prior years	—	—
Balance at December 31, 2018	$207	$34
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to the prior years	—	15
Decreases based on payments made during the year	—	—
Decreases based on tax positions related to the prior years	(19)	(8)
Balance at December 31, 2019	$188	$41
Due to the complexity of the tax rules underlying these unrecognized tax benefits, and the unclear timing of tax audits, tax agency determinations, and other events, we cannot establish reasonably reliable estimates for the periods in which the cash settlement of these liabilities will occur.
We file U.S. federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. As of December 31, 2019, the 2016 through 2018 tax years generally remain subject to examination by federal and most state and foreign tax authorities. The use of net operating losses generated in tax years prior to 2016 may also subject returns for those years to examination.

(8) EMPLOYEE BENEFIT PLANS
We maintain a defined contribution retirement plan (the "Plan") in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer a portion of their annual compensation and contribute such amount to one or more investment funds. The Plan provides for a discretionary matching contribution by the Company as determined by management and approved by the Board of Directors each plan year. The Company's current practice is to match 50% of the annual employee's contribution, up to but not exceeding the lesser of 6% of the employee’s annual compensation or $3,000. Discretionary matching contributions made by the Company to a participant's account are vested once a participant has attained three or more years of service. The Company contributed to the Plan approximately $1.0 million in 2019, $0.9 million in 2018, and $0.8 million in 2017.
(9) STOCK REPURCHASES
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. Since the original 2014 authorization of the stock repurchase program, our Board of Directors modified the program from time to time to extend the term and increase the repurchase limit to $75.0 million. The program expired on December 31, 2019. During the year ended December 31, 2019, we repurchased 0.7 million shares of our common stock for $4.7 million. During the year ended December 31, 2018, we repurchased 0.4 million shares of our common stock for $4.1 million.

(10) COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.
(11) STOCK-BASED COMPENSATION
Plan Summary
During 2019, the Company had two shareholder-approved stock-based compensation plans under which outstanding equity awards have been granted: (1) the 2008 Equity Incentive Plan (“2008 EIP”); and (2) the 2017 Equity Incentive Compensation Plan (“2017 EICP”) (collectively, the “Plans”).
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
2017 EICP Awards
In April 2017, the Board of Directors adopted the 2017 EICP, which was approved by the shareholders at the annual meeting of the shareholders on June 27, 2017. The 2017 EICP applies to awards granted on or after June 27, 2017. Under the 2017 EICP, the Company may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, deferred stock, restricted stock units, performance units, performance shares, dividend equivalents, bonus shares, and other stock-based or cash-based awards. The maximum number of shares of common stock that may be issued pursuant to the awards under the 2017 EICP is 3,400,000 shares plus that number of shares of common stock subject to awards granted under the 2008 EIP that were outstanding when the 2017 EICP became effective and that subsequently terminate without deleting of the shares, whether by lapse, forfeiture, cancellation, or otherwise. The options granted to date pursuant to the 2017 EICP have a term of seven years. As of December 31, 2019 there were approximately 1.8 million shares available for future grants under the 2017 EICP.

Grants
Option Awards
The following table summarizes stock option awards granted during the years ended December 31, 2019, 2018, and 2017:

Grantee Type	Number of Options Granted	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
2019
Employee inducement (1)	400,000	3 years	$8.21	$2.64

2018
Employee inducement (1)	535,000	3 years	$8.91	$2.89

2017
Director group	90,566	1 year or less	$6.34	$3.49
Director group(2)	35,000	3 years	$6.25	$3.50
CEO grant	500,000	4 years	$7.35	$2.36
Employee group	30,000	3 years	$7.25	$3.99
Employee inducement (1)	335,000	3 years	$6.19	$3.41

(1)	The Company granted non-qualified stock options outside its existing stock-based compensation plans to certain employees in connection with the employees joining the Company.

(2)	The Company granted non-qualified stock options to one director in connection with the director joining the Company's board of directors.

Nonvested Stock Awards
The following table summarizes nonvested stock awards granted during the years ended December 31, 2019, 2018 and 2017:

Grantee Type	Number of Stock Awards Granted	Vesting Period	Weighted Average Grant Date Fair Value
2019
Director group	92,735	2 years or less	$6.47
Employee group (1)	1,304,472	3 years or less	$5.88
Employee inducement (2)	212,813	3 years or less	$7.03

2018
Director group	64,545	1 year or less	$9.45
Employee group (1)	488,685	3 years or less	$9.56
Employee inducement (2)	160,516	3 years or less	$8.95

2017
Director group	51,179	1 year or less	$6.35
Employee group (3)	641,751	3 years or less	$6.31
Employee inducement (2)	100,000	3 years or less	$6.33

(1)	The Company granted nonvested performance-based stock awards (restricted stock units), restricted stock awards, and restricted stock units in 2019 and 2018 to certain key employees.

(2)	The Company granted nonvested performance-based stock awards (restricted stock units) and restricted stock awards to certin employees in connection with the employees joining the Company.

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

Performance-Based Restricted Stock Units

The Company grants its executive officers and certain other employees performance-based restricted stock units ("PBUs") which will vest, if at all, only upon attainment of certain levels of Company financial performance over a performance period, which is generally two years. The purpose of these grants is to align the interests of executive officers and employees with the long-term interests of the shareholders.

2019-2020 performance period PBU grants
During 2019, the Company granted 484,000 PBUs under the 2017 EICP and 78,000 PBUs outside of the existing stock-based compensation plan as an inducement for employment. If vested, 100% of the vested Units will be paid in whole shares of common stock. 35% of the PBUs vest and become payable based on the cumulative revenue from continuing operations and 65% of the PBUs vest and become payable based on the cumulative adjusted EBITDA from continuing operations that the Company achieves, in each case, for the two-year performance period ending December 31, 2020. At the threshold performance level, 60% of the PBUs will become vested and payable; at the target performance level, 100% of the PBUs will become vested and payable; and at the maximum performance level, 150% of the PBUs will become vested and payable. If performance falls between the stated performance levels the percentage of PBUs that shall become vested and payable will be based on a straight-line interpolation between such stated performance levels (although the PBUs may not become vested and payable for more than 150% of the PBUs and no PBUs shall become vested and payable if performance does not equal or exceed the applicable threshold performance level).

Stock-based compensation expense for these PBUs is being recognized at the target level of financial performance, as if 100% of the awards will vest.

2018-2019 performance period PBU grants
During 2019, the Company granted 19,377 PBUs outside of the existing stock-based compensation plan as inducement for employment. During 2018, the Company granted certain employees 246,278 PBUs. If vested, 100% of the vested PBUs will be paid in whole shares of common stock. 50% of the PBUs vest and become payable based on the cumulative revenue from continuing operations,35% of the PBUs vest and become payable based on the cumulative adjusted EBITDA from continuing operations and 15% of the PBUs vest and become payable based on the cumulative Adjacent Services revenue that the Company achieves, in each case, for the two-year performance period ending December 31, 2019. At the threshold performance level, 35% of the PBUs will become vested and payable; at the target performance level, 100% of the PBUs will become vested and payable; and at the maximum performance level, 150% of the PBUs will become vested and payable. If performance falls between the stated performance levels the percentage of PBUs that shall become vested and payable will be based on a straight-line interpolation between such stated performance levels (although the PBUs may not become vested and payable for more than 150% of the PBUs and no PBUs shall become vested and payable if performance does not equal or exceed the applicable threshold performance level).

Prior to the third quarter of 2019, these PBUs had been expensed at the target performance level, as if 100% of the awards will vest. During the third quarter of 2019, management determined that it was not probable that the threshold performance levels for two of the three performance objectives would be achieved and the Company reversed approximately $0.8 million of expense. In the fourth quarter of 2019, management further determined that the threshold performance level for the third performance objective would not be achieved and reversed an additional $0.1 million of expense.

2017-2018 performance period PBU grants
During 2018 and 2017, the Company granted 386,550 PBUs to certain employees. During the first quarter of 2019, the Company issued 203,524 shares of common stock in connection with the vesting of these awards.

The following table summarizes the PBUs granted during the years ended December 31, 2019, 2018 and 2017:

	Total PBUs Granted	PBUs to be Settled in Common Stock (1)
2019	581,377	581,377
2018	299,028	299,028
2017	333,800	333,800

(1)	Represents the number of shares of common stock to be issued assuming that the PBUs vest at the target performance level.

Stock Appreciation Rights

During 2018, certain employees were granted stock appreciation rights ("SARs") covering 350,000 shares of the Company's common stock under the 2017 EICP. The SARs vested on March 1, 2020. 25% of the SARs may be exercised on the last day of each of the first, second and third calendar quarters in 2020. Within 30 days after the SARs are exercised, the Company must settle the exercised SARs in a cash payment equal to the excess of (i) the lesser of the fair market value, as of the date on which the SARs are exercised, or $18 per share, over (ii) $9.15 per share, less any applicable tax withholding. Vested SARs not exercised during any previous quarter will remain outstanding and be automatically exercised as of December 31, 2020.

Summary of Activity
A summary of option activity as of December 31, 2019, and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000’s)
Outstanding at January 1, 2019	2,850,817	$6.84	3.74 years	$7,384
Granted	400,000	8.21
Exercised	(45,380)	4.87		$119
Forfeited	(243,337)	7.75
Expired	(115,092)	7.69
Outstanding at December 31, 2019	2,847,008	$6.95	2.65 years	$66
Exercisable at December 31, 2019	1,978,008	$6.57	1.62 years	$66

The weighted-average grant date fair value of options granted was $2.64 per share in 2019, $2.89 per share in 2018 and $2.91 per share in 2017. The total intrinsic value of options exercised was $0.1 million in 2019, $1.6 million in 2018 and $0.3 million in 2017.
For time-vested option grants that resulted in compensation expense recognition, we used the following assumptions in our Black-Scholes valuation models:

Years Ended December 31,
	2019	2018	2017
Risk-free interest rates (1)	2.15% - 2.36%	2.30% - 2.99%	1.38% - 1.96%
Dividend yields (2)	—%	—%	—%
Volatility factor of expected market price (3)	36.5% - 37.2%	36.2% - 37.1%	54.0% - 74.9%
Weighted-average expected term of options (4)	4 years	4 years	2.2 - 4 years
Forfeiture rate (5)	—%	—%	—%

(1)	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding to the expected term of the options.

(2)	The Company has not historically declared dividends.

(3)	The expected volatility is based on the historical volatility of the Company's stock.

(4)	The expected term represents the weighted average period of time that the stock options are expected to be outstanding, giving consideration to the vesting schedules.

(5)	The Company accounts for forfeitures as they occur rather than estimating expected forfeitures.

A summary of nonvested stock awards (including restricted stock, restricted stock units and performance-based restricted stock units) activity as of December 31, 2019 and changes during the year then ended is presented below:

Nonvested Stock	Shares	Weighted Average Grant Date Fair Value (Per Share)
Nonvested at January 1, 2019	965,950	$8.18
Granted	1,610,020	6.07
Vested	(510,327)	7.60
Forfeited	(290,612)	8.12
Nonvested at December 31, 2019	1,775,031	$6.41
The weighted-average grant date fair value of nonvested stock awards (restricted stock and restricted stock units) granted was $6.07 per share in 2019, $9.42 per share in 2018 and $6.32 per share in 2017. The total vest date fair value of stock awards vested during the year was $3.6 million in 2019, $12.7 million in 2018 and $0.3 million in 2017.
Stock-based compensation expense was $4.9 million in 2019, $5.1 million in 2018, and $7.1 million in 2017. We include these charges in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. The total income tax benefit recognized in our Consolidated Statements of Operations was $1.2 million, $1.3 million and $2.7 million in 2019, 2018 and 2017, respectively.
Total unrecognized compensation expense related to nonvested stock-based compensation as of December 31, 2019 is as follows (dollars in thousands):

	Stock	Restricted	Restricted	Performance-Based Restricted
	Options	Stock Awards	Stock Units	Stock Units	Total

Unrecognized compensation expense	$1,488	$3,989	$674	$2,267	$8,418
Weighted-average remaining recognition period (in years)	1.9	2.0	1.4	1.0	1.7

(12) QUARTERLY RESULTS (UNAUDITED)
The following tables set forth certain unaudited condensed consolidated quarterly financial data for each of the last eight quarters during our fiscal years ended December 31, 2019 and 2018. We have derived the information from unaudited condensed consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The quarterly results are updated for continuing operations.

	2019 Quarter Ended				2018 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Revenue, net	$38,804	$41,974	$42,290	$46,690	$36,721	$42,102	$43,320	$49,633
Operating expenses:
Cost of revenue	25,235	26,312	25,539	23,090	24,797	27,389	26,146	26,493
Selling, general and administrative expenses	13,917	15,748	13,544	14,390	11,264	12,809	12,521	13,862
Depreciation of property, equipment and software assets	2,203	2,381	2,648	2,749	1,223	2,360	1,713	2,074
Amortization of intangible assets	862	872	864	867	788	864	872	871
Acquisition-related adjustments (income) loss	—	—	(250)	—	—	—	(1,640)	12
Impairment charges	—	—	—	10,073	—	—	—	—
Total operating expenses	42,217	45,313	42,345	51,169	38,072	43,422	39,612	43,312
Operating (loss) income from continuing operations	(3,413)	(3,339)	(55)	(4,479)	(1,351)	(1,320)	3,708	6,321
Foreign currency transaction losses (gains) on short-term intercompany balances	206	(77)	905	(736)	(220)	880	70	272
Interest expense, net	473	592	376	376	398	486	416	363
Other (income) loss	(19)	11	4	1	12	5	(1)	5
(Loss) income from continuing operations before income taxes	(4,073)	(3,865)	(1,340)	(4,120)	(1,541)	(2,691)	3,223	5,681
Income tax expense (benefit)	168	311	202	249	787	189	597	(252)
Net (loss) income from continuing operations	(4,241)	(4,176)	(1,542)	(4,369)	(2,328)	(2,880)	2,626	5,933

Basic (loss) earnings per common share from continuing operations (1)	$(0.19)	$(0.18)	$(0.07)	$(0.19)	$(0.10)	$(0.13)	$0.11	$0.26

Diluted (loss) earnings per common share from continuing operations (1)	$(0.19)	$(0.18)	$(0.07)	$(0.19)	$(0.10)	$(0.13)	$0.11	$0.26

(1)	We calculate each quarter as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.

(13) SUBSEQUENT EVENT
On March 9, 2020, the Company's Board of Directors approved a stock repurchase program under which PRGX may repurchase up to $20 million of its outstanding common stock from time to time through December 31, 2021. The Company’s prior repurchase program expired on December 31, 2019.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2019.
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
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an assessment of the effectiveness of internal control over financial reporting based on the framework (2013 Framework) in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2019 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.
Management’s report shall not be deemed filed for purposes of Section 18 of the Exchange Act.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
PRGX Global, Inc. and Subsidiaries
Atlanta, Georgia
Opinion on Internal Control over Financial Reporting
We have audited PRGX Global, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the accompanying index and our report dated March 12, 2020 expressed an unqualified opinion thereon.
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
March 12, 2020

ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by Item 10 of this Form 10-K is incorporated herein by reference to the information contained in the sections captioned “Proposal I: Election of Directors”, “Information about the Board of Directors and Committees of the Board of Directors”, “Executive Officers” and “Delinquent Section 16(a) Reports" of our definitive proxy statement (the “Proxy Statement”) for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).
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
Securities Authorized for Issuance Under Equity Compensation Plans
During 2019, the Company had two shareholder approved stock-based compensation plans under which equity awards have been granted: (1) the 2008 Equity Incentive Plan (“2008 EIP”) and (2) the 2017 Equity Incentive Compensation Plan ("2017 EICP").
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

The following table presents certain information with respect to compensation plans under which equity securities of the registrant were authorized for issuance as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2008 EIP (1), (2)	1,628,182	$6.31	—
2017 EICP (2), (3)	1,130,157	7.35	1,833,547
Equity compensation plans not approved by security holders (2), (4)	812,999	8.07	—
Total (2)	3,571,338	$6.95	1,833,547

(1)	This amount includes 1,612,009 stock options and 16,173 restricted stock units ("RSUs") that, if and when vested, will be settled in shares of PRGX common stock.

(2)	Weighted-average exercise price of outstanding options only.

(3)	This amount includes 500,000 stock options and 630,157 PBUs and RSUs that, if and when vested, will be settled in shares of PRGX common stock.

(4)	This amount includes 734,999 options and 78,000 PBUs that represent inducement grants, which were made outside of the existing stock-based compensation plans.
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

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of the report
(1) Consolidated Financial Statements:

For the following consolidated financial information included herein, see Index on Page 37.
(2) Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts	76

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017
(In thousands)

		Additions	Deductions
Description	Balance at Beginning of Year	Charge (Credit) to Costs and Expenses	Credit to the respective receivable (1)	Balance at End of Year
2019
Allowance for doubtful accounts receivable	$1,024	1,045	(288)	$1,781
Allowance for doubtful employee advances and miscellaneous receivables	$176	(97)	1	$80
Deferred tax valuation allowance	$31,597	—	378	$31,975
2018
Allowance for doubtful accounts receivable	$1,499	(346)	(129)	$1,024
Allowance for doubtful employee advances and miscellaneous receivables	$292	(48)	(68)	$176
Deferred tax valuation allowance	$34,776	(3,179)	—	$31,597
2017
Allowance for doubtful accounts receivable	$799	724	(24)	$1,499
Allowance for doubtful employee advances and miscellaneous receivables	$500	1,665	(1,873)	$292
Deferred tax valuation allowance	$50,114	(15,338)	—	$34,776
-----------------------------

(1)	Write-offs net of recoveries.

(3) Exhibits

Exhibit Number	Description
3.1
Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 17, 2006).

3.1.1	Articles of Amendment of the Registrant effective January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 25, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Description of the Registrant's capital stock.

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

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

+10.3	PRGX Global, Inc. 2008 Equity Incentive Plan, as Amended and Restated effective April 25, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 30, 2014).

+10.4
Form of Restricted Stock Agreement for Non-Employee Directors under the PRGX Global, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 4, 2008).

+10.5
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the PRGX Global, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 4, 2008).

+10.6	Form of Nonqualified Stock Option Agreement under the PRGX Global, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 14, 2009).

+10.7	Form of Restricted Stock Agreement under the PRGX Global, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 14, 2009).

+10.8
Form of Performance-Based Restricted Stock Unit Agreement for Employees under the PRGX Global, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 1, 2015).

+10.9
Form of PRGX Global, Inc. Restricted Stock Unit Agreement for Non-Employee Directors under the PRGX Global, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 30, 2014).

+10.10
Form of PRGX Global, Inc. Stock Appreciation Rights Agreement under the PRGX Global, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on April 29, 2016).

+10.11	PRGX Global, Inc. 2017 Equity Incentive Compensation Plan effective as of April 25, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 30, 2017).

+10.12	PRGX Global, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 30, 2014).

+10.13	Employment Agreement between the Registrant and Victor A. Allums dated November 28, 2008 (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K filed on March 29, 2010).

+10.14	Employment Agreement between the Registrant and Ronald E. Stewart dated December 13, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 19, 2013).

+10.15
Amendment of Employment Agreement dated April 27, 2016, by and between Ronald E. Stewart and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 29, 2016).

+10.16
Second Amendment of Employment Agreement dated October 25, 2017, by and between Ronald E. Stewart and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 26, 2017).

+10.17
PRGX Non-Qualified Stock Option Agreement dated October 25, 2017, by and between Ronald E. Stewart and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on October 26, 2017).

+10.18	Employment Agreement dated January 3, 2019, by and between Kurt J. Abkemeier and the Company (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on January 7, 2019).

10.19
Agreement dated as of November 10, 2016 by and among PRGX Global, Inc. and Matthew A. Drapkin, Northern Right Capital Management, L.P., Northern Right Capital (QP), L.P., and BC Advisors, LLC (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on November 10, 2016).

+10.20
Form of Restricted Stock Agreement for Employees under the PRGX Global, Inc. 2017 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 4, 2018).

+10.21
Form of Performance-Based Restricted Stock Unit Agreement for Employees under the PRGX Global, Inc. 2017 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 4, 2018).

+10.22
Form of Restricted Stock Unit Agreement for Employees under the PRGX Global, Inc. 2017 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 4, 2018).

+10.23
Form of Non-Qualified Stock Option Agreement for Employees under the PRGX Global, Inc. 2017 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on June 4, 2018).

+10.24
Form of Stock Appreciation Rights Agreement for Employees under the PRGX Global, Inc. 2017 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on June 4, 2018).

+10.25
Form of Restricted Stock Agreement for Non-Employee Directors under the PRGX Global, Inc. 2017 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed on June 4, 2018).

+10.26
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the PRGX Global, Inc. 2017 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed on June 4, 2018).

+10.27
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the PRGX Global, Inc. 2017 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed on June 4, 2018).

10.28
Credit Agreement dated as of March 14, 2019 among PRGX Global, Inc. and PRGX USA, Inc., as borrowers, Bank of America, N.A. and Synovus Bank, as lenders, and Bank of America, N.A., as administrative agent, letter-of-credit issuer, and swingline lender (incorporated by reference to Exhibit 10.52 to the Registrant's Form 10-K for the year ended December 31, 2018).

10.29
Security and Pledge Agreement dated as of March 14, 2019 among PRGX Global, Inc., PRGX USA, Inc., and the other direct and indirect subsidiaries of PRGX Global, Inc. signatory thereto, as grantors, in favor of Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.53 to the Registrant's Form 10-K for the year ended December 31, 2018).

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO USA, LLP.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2019.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2019.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the year ended December 31, 2019.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
+	Designates management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

By:	/s/ RONALD E. STEWART
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

Date:	March 12, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD E. STEWART	President, Chief Executive Officer and Director	March 12, 2020
Ronald E. Stewart	(Principal Executive Officer)

/s/ KURT J. ABKEMEIER	Chief Financial Officer and Treasurer	March 12, 2020
Kurt J. Abkemeier	(Principal Financial Officer)

/s/ SIMONE C. WALSH	Chief Accounting Officer and Controller	March 12, 2020
Simone C. Walsh	(Principal Accounting Officer)

/s/ MATTHEW A. DRAPKIN	Director	March 12, 2020
Matthew A. Drapkin

/s/ WILLIAM F. KIMBLE	Director	March 12, 2020
William F. Kimble

/s/ MYLLE H. MANGUM	Director	March 12, 2020
Mylle H. Mangum

/s/ GREGORY J. OWENS	Executive Chairman of the Board	March 12, 2020
Gregory J. Owens

/s/ KEVIN S. COSTELLO	Director	March 12, 2020
Kevin S. Costello

/s/ JOSEPH E. WHITTERS	Lead Director	March 12, 2020
Joseph E. Whitters