Form 10-Q
period 2020-03-31
PRGX GLOBAL, INC.
filed 2020-05-11
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Common shares of the registrant outstanding at April 30, 2020 were 23,592,375.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenue, net	$36,839	$38,804
Operating expenses:
Cost of revenue	22,534	25,235
Selling, general and administrative expenses	13,464	13,917
Depreciation of property, equipment and software assets	2,141	2,203
Amortization of intangible assets	829	862
Total operating expenses	38,968	42,217

Operating loss from continuing operations	(2,129)	(3,413)
Foreign currency transaction losses on short-term intercompany balances	1,456	206
Interest expense, net	342	473
Other income	—	(19)
Loss from continuing operations before income tax	(3,927)	(4,073)
Income tax (benefit) expense	(44)	168
Net loss from continuing operations	$(3,883)	$(4,241)

Discontinued operations:
Loss from discontinued operations	$—	$(155)
Net loss from discontinued operations	$—	$(155)

Net loss	$(3,883)	$(4,396)

Basic loss per common share (Note 2):
Basic loss from continuing operations	$(0.17)	$(0.19)
Basic loss from discontinued operations	—	(0.01)
Total basic loss per common share	$(0.17)	$(0.20)

Diluted loss per common share (Note 2):
Diluted loss from continuing operations	$(0.17)	$(0.19)
Diluted loss from discontinued operations	—	(0.01)
Total diluted loss per common share	$(0.17)	$(0.20)

Weighted-average common shares outstanding (Note 2):
Basic	22,488	22,610
Diluted	22,488	22,610
See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(3,883)	$(4,396)
Foreign currency translation adjustments, net of tax	(1,948)	513
Comprehensive loss	$(5,831)	$(3,883)

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$25,233	$14,982
Restricted cash	81	46
Receivables:
Contract receivables, less allowances of $1,291 in 2020 and $1,781 in 2019
Billed	31,747	38,201
Unbilled	3,252	4,911
	34,999	43,112
Employee advances and miscellaneous receivables, net	631	704
Total receivables	35,630	43,816
Prepaid expenses and other current assets	3,004	5,582
Total current assets	63,948	64,426
Property, equipment and software	63,730	63,557
Less accumulated depreciation and amortization	(45,754)	(45,811)
Property, equipment and software, net	17,976	17,746
Operating lease right-of-use assets (Note 9)	9,817	10,969
Goodwill	14,965	15,070
Intangible assets, less accumulated amortization of $47,391 in 2020 and $47,097 in 2019	10,545	11,506
Unbilled receivables	757	1,282
Deferred income taxes	3,623	3,921
Other assets	535	546
Total assets	$122,166	$125,466
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,049	$4,326
Accrued payroll and related expenses	11,883	12,951
Current portion of operating lease liabilities (Note 9)	3,757	3,717
Refund liabilities	4,059	4,513
Deferred revenue	1,789	2,217
Current portion of debt (Note 5)	4	17
Total current liabilities	22,541	27,741

Long-term debt (Note 5)	44,627	36,603
Long-term operating lease liabilities (Note 9)	6,386	7,435
Refund liabilities	6	9
Deferred income taxes (Note 8)	628	628
Total liabilities	74,188	72,416
Commitments and contingencies (Note 7)
Shareholders’ equity (Note 2):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 23,595,079 shares issued and outstanding at March 31, 2020 and 23,369,433 shares issued and outstanding at December 31, 2019	236	234
Additional paid-in capital	583,161	582,404
Accumulated deficit	(533,059)	(529,176)
Accumulated other comprehensive loss	(2,360)	(412)
Total shareholders’ equity	47,978	53,050
Total liabilities and shareholders' equity	$122,166	$125,466
See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2019	23,369,433	$234	$582,404	$(529,176)	$(412)	$53,050
Net loss	—	—	—	(3,883)	—	(3,883)
Foreign currency translation adjustments	—	—	—	—	(1,948)	(1,948)
Issuances of common stock:
Restricted share awards	398,500	4	(4)	—	—	—
Restricted shares remitted by employees for taxes	(84,043)	(1)	(282)	—	—	(283)
Restricted stock unit settlement	44,002	—	—	—	—	—
Forfeited restricted share awards	(28,951)	—	—	—	—	—
Repurchase of common stock	(103,862)	(1)	(283)	—	—	(284)
Stock-based compensation expense	—	—	1,326	—	—	1,326
Balance at March 31, 2020	23,595,079	$236	$583,161	$(533,059)	$(2,360)	$47,978

Balance at December 31, 2018	23,186,258	$232	$582,574	$(515,456)	$(1,021)	$66,329
Net loss	—	—	—	(4,396)	—	(4,396)
Foreign currency translation adjustments	—	—	—	—	513	513
Issuances of common stock:
Restricted share awards	333,552	3	(3)	—	—	—
Restricted shares remitted by employees for taxes	(61,581)	(1)	(503)	—	—	(504)
Stock option exercises	10,061	—	51	—	—	51
Performance-based restricted stock unit settlement	203,524	2	(2)	—	—	—
Restricted stock unit settlement	9,999	—	—	—	—	—
Repurchase of common stock	(243,755)	(2)	(2,226)	—	—	(2,228)
Stock-based compensation expense	—	—	1,465	—	—	1,465
Balance at March 31, 2019	23,438,058	$234	$581,356	$(519,852)	$(508)	$61,230

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,883)	$(4,396)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,970	3,065
Operating lease right-of-use asset expense	1,152	1,135
Amortization of deferred loan costs	24	56
Noncash interest expense	345	—
Stock-based compensation expense	1,320	1,384
Foreign currency transaction losses on short-term intercompany balances	1,456	206
Deferred income taxes	338	—
Changes in operating assets and liabilities
Billed receivables	5,131	4,413
Unbilled receivables	2,184	939
Prepaid expenses and other current assets	2,583	516
Operating lease liabilities	(1,009)	(1,093)
Other assets	(64)	(65)
Accounts payable and accrued expenses	(5,800)	(3,048)
Accrued payroll and related expenses	(760)	(4,938)
Refund liabilities	(355)	(537)
Deferred revenue	(400)	(45)
Net cash provided by (used in) operating activities	5,232	(2,408)
Cash flows from investing activities:
Purchases of property, equipment and software, net of disposal proceeds	(2,517)	(4,441)
Net cash used in investing activities	(2,517)	(4,441)
Cash flows from financing activities:
Repayments of credit facility	(15,000)	—
Proceeds from credit facility	23,000	8,400
Payment of deferred loan costs	—	(347)
Payment of earnout liability related to business acquisitions	—	(479)
Restricted stock repurchased from employees for withholding taxes	(283)	(504)
Repurchases of common stock	(284)	(2,228)
Proceeds from option exercises	—	51
Net cash provided by financing activities	7,433	4,893
Effect of exchange rates on cash and cash equivalents	138	170
Net increase (decrease) in cash, cash equivalents and restricted cash	10,286	(1,786)
Cash, cash equivalents and restricted cash at beginning of period	15,028	13,973
Cash, cash equivalents and restricted cash at end of period	$25,314	$12,187
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$371	$325
Cash paid during the period for income taxes, net of refunds received	$164	$779

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries. For further information, refer to the Consolidated Financial Statements and the related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Significant Accounting Policies
A summary of the Company's significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The Company did not experience any significant changes during the quarter ended March 31, 2020 in any of the Critical Accounting Policies from those contained in the Company's Form 10-K for the year ended December 31, 2019.

COVID-19
In December 2019, a novel strain of coronavirus was first identified, and in March 2020, the World Health Organization categorized COVID-19, the disease resulting from this coronavirus strain, as a pandemic. To help control the spread of the virus and protect the health and safety of our employees and customers, many of the Company's teams worldwide have been working remotely since the middle of March.
The Company evaluates the recoverability of goodwill annually in the fourth quarter of each year or sooner if events or changes in circumstances indicate that the carrying amount may exceed its fair value. The impairment test performed in the fourth quarter of 2019 indicated significant excess fair value over carrying value for the Recovery Audit Services reporting units. The Company evaluated whether there were indicators of impairment as of March 31, 2020 as a result of COVID-19 conditions including deterioration in the macro-economic environment and the volatility in our share price. While our share price was depressed, and there were negative macro-economic factors, the positive evidence outweighed the negative evidence of the fair value of our reporting units more likely than not exceeding the carrying amount of those units as of March 31, 2020. Further, since the negative financial impacts from the COVID-19 pandemic have not been significant to date, COVID-19 considerations do not significantly affect the assumptions underpinning our long-term revenue and cash flow growth rates, operating models and business strategies. Therefore, the Company did not consider the COVID-19 pandemic to require an interim quantitative goodwill impairment analysis. As a result, no impairment charges for goodwill and indefinite-lived intangible assets were recorded during the quarter.
The Company also evaluated its remaining assets, particularly accounts receivable. The allowance for doubtful accounts is calculated based on historical experience and various other information available. The Company also assessed incremental risks due to the COVID-19 pandemic on our customers' financial viability. The Company did not experience a significant deterioration of its accounts receivable portfolio. The Company will continue to monitor the collectability of its accounts receivable balances.
The Company expects to receive an immaterial amount of COVID-19-related rent concessions for certain office space leases in the second quarter of 2020. Consistent with updated guidance from the Financial Accounting Standards Board (“FASB”) in April 2020, the Company elected to treat COVID-19-related rent concessions as variable rent. While the Company is having ongoing conversations with landlords, it does not expect significant concessions for the remainder of the year.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on preliminary evaluation of the CARES Act, the Company qualifies for certain employer payroll tax credits as well as the deferral of payroll and other tax payments in the future, which will be treated as government subsidies to offset relating operating expenses. The Company intends to defer qualified payroll and other tax payments as permitted by the CARES Act.

The full extent of the future impact of COVID-19 and any non-income tax CARES Act provision on the Company’s operations is uncertain. Such events including a prolonged or recurring outbreak are generally outside of our control and could have a material adverse impact on our business, operating results and financial conditions in future reporting periods.
Impact of Recently Issued Accounting Standards
A summary of the new accounting standards issued by the FASB and included in the Accounting Standards Codification ("ASC") that apply to PRGX is included below:
Adopted by the Company in Fiscal Year 2020
FASB ASU 2018-13 - In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public companies are required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. Certain provisions of the ASU must be applied retrospectively, while others must be applied prospectively. The Company adopted this ASU on January 1, 2020. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.
FASB ASU 2018-15 - In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this ASU prospectively on January 1, 2020. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.
Accounting Standards Not Yet Adopted
FASB ASU 2016-13 - In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those annual periods, and early adoption is permitted. The Company is currently evaluating the effect that the adoption of this standard will have on the Company's condensed consolidated financial statements.
FASB ASU 2019-12 - In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies accounting for income taxes, changes the accounting for certain income tax transactions and makes certain improvements to the codification. These amendments will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the new standard to determine the impact it will have on the Company’s condensed consolidated financial statements.
FASB ASU 2020-04 - In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) and other interbank offered rates. Companies may adopt this guidance at any time but no later than December 31, 2022. The Company is currently evaluating the new standard to determine the impact it will have on the Company’s condensed consolidated financial statements.
(2) Net Loss Per Common Share
The following table sets forth the computations of basic and diluted net loss per common share for the three months ended March 31, 2020 and 2019 (in thousands, except per share data):

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss from continuing operations	$(3,883)	$(4,241)
Net loss from discontinued operations	$—	$(155)

Denominator:
Weighted-average common shares outstanding	22,488	22,610

Basic net loss per common share from continuing operations	$(0.17)	$(0.19)
Basic net loss per common share from discontinued operations	—	(0.01)
Total basic net loss per common share	$(0.17)	$(0.20)

Diluted loss per common share from continuing operations	$(0.17)	$(0.19)
Diluted loss per common share from discontinued operations	—	(0.01)
Total diluted loss per common share	$(0.17)	$(0.20)

Anti-dilutive securities excluded from diluted net loss per share calculation	5,263	4,139

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
During the three months ended March 31, 2020, equity awards were granted to certain key employees. The awards included restricted stock awards, restricted stock units, and performance-based restricted stock units ("PBUs").
Summary of Grant Activity
The following is a summary of grant activity for the three months ended March 31, 2020 (in thousands, except number of awards):

	Three Months Ended March 31, 2020
	# of Awards Granted	Grant Date Fair Value
Restricted stock	398,500	$1,710
Restricted stock units	19,000	82
PBUs	659,301	2,828
	1,076,801	$4,620
The awards granted in the three months ended March 31, 2020 had the following terms:

•	The restricted stock and restricted stock units vest over three years in approximately equal annual installments.

•
The vesting of the PBUs is subject to the satisfaction of certain specified financial performance conditions for the two-year performance period ending on December 31, 2021. PBUs that vest will be settled in shares of the Company's common stock. Stock-based compensation expense for these PBUs is being recognized at the target

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

level of financial performance, as if 100% of the awards will vest. The Company reevaluates this likelihood on a quarterly basis.

Additional Information

As of March 31, 2020, there were approximately 0.9 million shares available for future grant under the 2017 EICP.
Stock-based compensation expense for the three months ended March 31, 2020 and 2019 was $1.3 million and $1.4 million, respectively, and is included in Selling, general and administrative expenses in the Company's Condensed Consolidated Statement of Operations. As of March 31, 2020, there was $9.0 million of unrecognized stock-based compensation expense related to the Company's outstanding equity awards which will be recognized over approximately 2.0 years.
(4) Operating Segments and Related Information
The Company conducts its operations through the following three reportable segments:
Recovery Audit Services – Americas represents recovery audit services provided in the United States of America (“U.S.”), Canada and Latin America.
Recovery Audit Services – Europe/Asia-Pacific represents recovery audit services provided in Europe, Asia and the Pacific region.
Adjacent Services represents data transformation, spend analytics and associated advisory services.
The unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments is included in Corporate Support.
Discontinued Operations
There is no activity in the Company's discontinued operations segment for the three months ended March 31, 2020. The following table presents the discontinued operations of the Healthcare Claims Recovery Audit ("HCRA") services business in the Consolidated Statement of Operations, for the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31,
2019
Revenue, net	$—
Cost of sales	149
Selling, general and administrative expense	6
Depreciation and amortization	—
Loss from discontinued operations before income taxes	$(155)
Income tax expense	—
Loss from discontinued operations	$(155)
The following table presents the discontinued operations of the HCRA services business in the Consolidated Statements of Cash Flows, for the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31,
2019
Net cash used in operating activities	$(155)
Net cash (used in) provided by investing activities	—
Net cash (used in) provided by financing activities	—
Decrease in cash and cash equivalents	$(155)

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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three months ended March 31, 2020 and 2019 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended March 31, 2020
Revenue, net	$26,223	$9,785	$831	$—	$36,839
Net loss from continuing operations					(3,883)
Income tax benefit					(44)
Interest expense, net					342
EBIT	$4,478	$1,439	$138	$(9,640)	$(3,585)
Depreciation of property, equipment and software	1,938	169	34	—	2,141
Amortization of intangible assets	408	42	379	—	829
EBITDA	$6,824	$1,650	$551	$(9,640)	$(615)
Foreign currency transaction losses (gains) on short-term intercompany balances	896	874	4	(318)	1,456
Transformation, severance, and other expenses	688	208	80	331	1,307
Stock-based compensation	—	—	—	1,320	1,320
Adjusted EBITDA from continuing operations	$8,408	$2,732	$635	$(8,307)	$3,468

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended March 31, 2019
Revenue, net	$27,373	$9,759	$1,672	$—	$38,804
Net loss from continuing operations					(4,241)
Income tax expense					168
Interest expense, net					473
EBIT	$6,004	$313	$(2,145)	$(7,772)	$(3,600)
Depreciation of property, equipment and software	1,762	162	279	—	2,203
Amortization of intangible assets	438	37	387	—	862
EBITDA	$8,204	$512	$(1,479)	$(7,772)	$(535)
Other loss (income)	—	9	—	(28)	(19)
Foreign currency transaction (gains) losses on short-term intercompany balances	(73)	399	(6)	(114)	206
Transformation, severance, and other expenses	128	123	18	428	697
Stock-based compensation	—	—	—	1,384	1,384
Adjusted EBITDA from continuing operations	$8,259	$1,043	$(1,467)	$(6,102)	$1,733

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5) Debt
On March 14, 2019, the Company, as co-borrower with PRGX USA, Inc. (“PRGX-USA” and, collectively with the Company, the "Borrowers"), a wholly-owned subsidiary that is the Company’s principal domestic operating subsidiary, entered into a five-year Credit Agreement (the “BOA Credit Facility”) with Bank of America, N.A. (“BOA”) and Synovus Bank as the initial lenders thereunder, and with BOA as the letter-of-credit issuer thereunder, as the swingline lender thereunder, and as the administrative agent (the “Administrative Agent”) for the lenders from time to time party thereto. The BOA Credit Facility consists of a $60.0 million senior revolving credit facility (the “Revolver”), with a $5.0 million subfacility for the issuance of letters of credit, and a $5.0 million swingline loan subfacility (the “Swingline Loan”). The BOA Credit Facility is guaranteed by each of PRGX’s direct and indirect domestic wholly-owned subsidiaries (other than PRGX-USA), except for certain immaterial domestic subsidiaries. None of PRGX’s direct or indirect foreign subsidiaries have guaranteed the BOA Credit Facility. The BOA Credit Facility is secured by substantially all of the assets of PRGX, PRGX-USA and each guarantor (including the equity interests in substantially all of the Company’s domestic subsidiaries and up to sixty-five percent (65%) of the equity interests of certain of the Company’s first-tier material foreign subsidiaries).
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
As of March 31, 2020, there was $45.0 million in debt outstanding under the BOA Credit Facility that will be due March 14, 2024. The amount available for additional borrowing under the BOA Credit Facility was $15.0 million as of March 31, 2020. Based on the terms of the BOA Credit Facility, on March 31, 2020 the applicable interest rate (inclusive of the applicable interest rate margin) for LIBOR daily floating rate loans (the only type outstanding on March 31, 2020) was approximately 2.74%. As of March 31, 2020, the Company was required to pay a commitment fee of 0.25% per annum, payable quarterly, on the unused portion of the BOA Credit Facility.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of March 31, 2020	As of December 31, 2019
Credit facility(1)	$45,000	$37,000
DFC (2)	(373)	(397)
Net credit facility	44,627	36,603
Finance lease obligations(1)	4	17
Total debt	44,631	36,620
Less: Current portion of long-term debt	4	17
Long-term debt, excluding current portion	$44,627	$36,603

(1)	Principal portion of long-term debt. Refer to Future Commitments table below for principal payments to be made on long-term debt.

(2)	DFC refers to deferred financing costs related to the Company's long-term debt.
Future Commitments
The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s finance lease agreements for each of the fiscal years presented in the table below (in thousands):

Year Ending December 31,
2020	$4
2021	—
2022	—
2023	—
2024	45,000
Total	$45,004
(6) Fair Value of Financial Instruments
The Company records cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled receivables, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items.
The Company records bank debt, if any, as of the period end date based on the effective borrowing rate and repayment terms when originated. The Company had $45.0 million in bank debt outstanding as of March 31, 2020 and $37.0 million in bank debt outstanding as of December 31, 2019. The Company believes the carrying value of the bank debt approximates its fair value. The Company considers the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).
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
The components of lease expense, lease term and discount rate are as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost	$1,101	$1,266
Short-term lease cost	17	21
Variable lease cost	194	43
Sublease income	(18)	(17)
Total lease cost	$1,294	$1,313

As of March 31, 2020, the weighted average remaining lease term and weighted average discount rate for the Company's operating leases were as follows:

Operating Leases
Weighted Average Remaining Lease Term	3.3 years
Weighted Average Discount Rate	3.8%

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2020 (in thousands):

Operating Leases
The remainder of 2020	$3,998
2021	3,342
2022	1,549
2023	1,065
2024	509
Thereafter	282
Total undiscounted cash flows	10,745
Less imputed interest	(602)
Present value of lease liabilities	$10,143

Supplemental cash flow information related to the Company's operating leases are as follows (in thousands):

Three Months Ended March 31, 2020
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$—
Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$1,070

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Some of the information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements involve substantial risks and uncertainties including, without limitation, statements regarding the expected impact of the global COVID-19 pandemic; future results of operations or the Company’s financial condition; the adequacy of the Company’s current working capital and other available sources of funds for capital expenditures and otherwise; the Company's goals and plans for the future, including its strategic initiatives and growth opportunities; and expectations regarding future revenue and growth trends. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Forward-looking statements are based on our beliefs as well as assumptions based on information currently available to us, including financial and operational information, the volatility of our stock price, and current competitive conditions. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and its other periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation or duty to update or modify these forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law.
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

You should read the following discussion and analysis in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 and our other periodic reports filed with the Securities and Exchange Commission and the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Except as otherwise indicated or unless context otherwise requires, “PRGX”, “we,” “us,” “our” and the "Company” refer to PRGX Global, Inc. and its subsidiaries.
Impact of COVID-19
In March 2020, the World Health Organization categorized COVID-19, the disease resulting from a novel strain of coronavirus, as a global pandemic, which continues to spread worldwide, including in the United States, several European countries and throughout Asia. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, and these mitigation measures have adversely impacted the U.S. and global economy, leading to reduced consumer and business spending, reduced economic activity and disruptions and volatility in the U.S. and global capital markets. There was not a significant impact on our financial results for the three months ended March 31, 2020. While the Company expects to receive an immaterial amount of COVID-19-related rent concessions for certain office space leases in the second quarter of 2020 and intends to defer qualified payroll and other taxes as permitted under the Coronavirus Aid, Relief, and Economic Security Act ("CARES ACT"), we are unable to reasonably estimate the impact that the ongoing global COVID-19 pandemic may have on our business operations and financial condition.

Business Overview
PRGX Global, Inc., together with its subsidiaries, is a global leader in recovery audit and spend analytics, providing a suite of services targeted at our clients' source-to-pay ("S2P") business processes. At the heart of our services suite is the core capability of mining client data to deliver “actionable insights.” Actionable insights allow our clients to improve their cash flow and profitability by reducing costs, improving business processes and managing risks.
Our solutions include services and technologies for recovery audit, contract compliance and advanced analytics. We deliver services to hundreds of clients and serve clients in more than 30 countries. We conduct our operations through three reportable segments: Recovery Audit Services - Americas, Recovery Audit Services - Europe/Asia-Pacific and Adjacent Services. The Recovery Audit Services - Americas segment represents recovery audit services we provide in the U.S., Canada and Latin America. The Recovery Audit Services - Europe/Asia-Pacific segment represents recovery audit services we provide in Europe, Asia and the Pacific region. Our Adjacent Services line of business includes our supplier information management (“SIM”) and deduction management solutions as well as S2P analytics tools offered as part of our Lumen Advanced Analytics suite. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments in Corporate Support.
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

•
Nature of claims - the relationship between the dollar amount of recovery audit claims identified and client purchases is non-linear. Claim volumes are generally impacted by purchase volumes, but a number of other factors may have an even more significant impact on claim volumes, including new items being purchased, changes in discount, rebate, marketing allowance and similar programs offered by vendors and changes in a client’s or a vendor’s information processing systems; and

•
Timing - the client purchase data on which we perform our recovery audit services is historical data that typically reflects transactions between our clients and their vendors that generally took place 3 to 15 months prior to the data being provided to us for audit. As a result, we generally experience a delayed impact from economic changes that varies by client and the impact may be positive or negative depending on the individual clients’ circumstances.

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
As our clients’ data volumes and complexity levels continue to grow, we are using our deep data management experience to develop new actionable insight solutions, as well as to develop custom analytics. Taken together, our deep understanding of our clients’ S2P data and our technology-based solutions provide multiple routes to help our clients achieve greater profitability. Our Adjacent Services business targets client functional and process areas where we have established expertise, enabling us to provide services to finance, merchandising and procurement executives to improve working capital, reduce supplier discrepancies, optimize purchasing leverage in vendor pricing negotiations, improve insight into product margin and true cost of goods for resale, identify and manage risks associated with vendor compliance, improve quality of vendor master data and improve visibility and diagnostics of direct and indirect spend.
Looking ahead, we expect to continue the evolution of our business from its historical auditor-led recovery audit operation, to today’s data-driven, technology-led recovery audit, and advanced analytics solutions, to tomorrow’s next generation payment assurance solutions, which will provide access to software and enable services closer in time to or contemporaneous with the transaction. We believe this evolution will allow us to provide incremental value to our clients and ultimately transform our business from one primarily focused on post-transaction analysis, error identification and recovery, to one with its major emphasis on error prevention and S2P process efficiency.
We believe that for the foreseeable future, our revenue will remain at a level that will allow us to continue investing in our growth strategy, including developing and enhancing our technology platforms and improved operational processes within our recovery audit business. We have processes in place to mitigate the financial impact arising from fluctuations in our businesses. These processes include reviewing and monitoring financial and operational results through our internal reporting, devoting substantial efforts to develop an improved service delivery model to enable us to more cost-effectively serve our clients, and maintaining the flexibility to control the compensation-related portions of our cost structure.
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
The following table sets forth the percentage of revenue represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Revenue, net	100.0%	100.0%
Operating expenses:
Cost of revenue	61.2	65.0
Selling, general and administrative expenses	36.5	35.9
Depreciation of property, equipment and software	5.8	5.7
Amortization of intangible assets	2.3	2.2
Total operating expenses	105.8	108.8
Operating loss from continuing operations	(5.8)	(8.8)
Foreign currency transaction losses on short-term intercompany balances	4.0	0.5
Interest expense, net	0.9	1.2
Net loss from continuing operations before income tax	(10.7)	(10.5)
Income tax (benefit) expense	(0.1)	0.4
Net loss from continuing operations	(10.6)%	(10.9)%
Three Months Ended March 31, 2020 Compared to the Corresponding Period of the Prior Year
Revenue, net. Revenue, net was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Recovery Audit Services – Americas	$26,223	$27,373	(4.2)%
Recovery Audit Services – Europe/Asia-Pacific	9,785	9,759	0.3%
Adjacent Services	831	1,672	(50.3)%
Total	$36,839	$38,804	(5.1)%

Consolidated revenue for the three months ended March 31, 2020 decreased 5.1% compared to the same period in 2019. Below is a discussion of our revenue for our three reportable segments.

Recovery Audit Services – Americas revenue decreased 4.2% for the three months ended March 31, 2020 compared to the same period in 2019. Within the segment, retail recovery audit revenue was effectively flat year-over-year while revenue from the commercial (non-retail) and contract compliance businesses declined compared to the first quarter in 2019.
Recovery Audit Services – Europe/Asia-Pacific revenue increased 0.3% for the three months ended March 31, 2020 compared to the same period in 2019. Revenue from the retail recovery audit business in this segment was slightly down while revenue from the segment's commercial business was slightly improved compared to the quarter ended March 31, 2019.
Adjacent Services revenue decreased 50.3% for the three months ended March 31, 2020 compared to the same period in 2019. The year-over-year decrease was primarily the result of management's decision to discontinue advisory projects that were not profitable.
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
COR was as follows (in thousands):

	Three Months Ended March 31,			% of Revenue
	2020	2019	Change	2020	2019
Recovery Audit Services – Americas	$15,988	$15,863	0.8%	61.0%	58.0%
Recovery Audit Services – Europe/Asia-Pacific	6,257	6,726	(7.0)%	63.9%	68.9%
Adjacent Services	289	2,646	(89.1)%	34.8%	158.3%
Total	$22,534	$25,235	(10.7)%	61.2%	65.0%
Recovery Audit Services - Americas COR increased 0.8% for the three months ended March 31, 2020 compared to the same period in 2019. COR as a percentage of revenue for Recovery Audit Services - Americas was 61.0% and 58.0% for the three months ended March 31, 2020 and 2019, respectively. The increase in COR as a percentage of revenue for the three months ended March 31, 2020 was primarily the result of lower revenues in the 2020 period.
Recovery Audit Services - Europe/Asia-Pacific COR decreased 7.0% for the three months ended March 31, 2020 compared to the same period in 2019. The decrease in expense was primarily due to decreases in employee-related expenses. COR as a percentage of revenue for Recovery Audit Services - Europe/Asia-Pacific was 63.9% and 68.9% for the three months ended March 31, 2020 and 2019, respectively. The improvement in COR as a percentage of revenue was primarily the result of a reduction in payroll expenses.
Adjacent Services COR decreased 89.1% for the three months ended March 31, 2020 compared to the same period in 2019. The decrease in expense was primarily due to decreases in employee-related expenses. COR as a percentage of revenue for Adjacent Services was 34.8% and 158.3% for the three months ended March 31, 2020 and 2019, respectively. The improvement in COR as a percentage of revenue was primarily the result of a reduction in payroll expenses.

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
SG&A expenses were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Recovery Audit Services – Americas	$2,515	$3,379	(25.6)%
Recovery Audit Services – Europe/Asia-Pacific	1,004	2,113	(52.5)%
Adjacent Services	(13)	511	(102.5)%
Subtotal for reportable segments	3,506	6,003	(41.6)%
Corporate Support	9,958	7,914	25.8%
Total	$13,464	$13,917	(3.3)%
Recovery Audit Services – Americas SG&A expenses decreased 25.6% for the three months ended March 31, 2020 compared to the same period in 2019. The year-over-year decrease in SG&A expense was primarily due to a decrease in payroll expenses.
Recovery Audit Services – Europe/Asia-Pacific SG&A expenses decreased 52.5% for the three months ended March 31, 2020 compared to the same period in 2019. The year-over-year decrease in SG&A expense was primarily due to a decrease in bad debt expense.
Adjacent Services SG&A expenses decreased 102.5% for the three months ended March 31, 2020 compared to the same period in 2019. The year-over-year decrease in SG&A expense was primarily due to decreases in payroll and various other operating expenses.
Corporate Support SG&A expenses increased 25.8% for the three months ended March 31, 2020 compared to the same period in 2019. Corporate Support SG&A expenses include stock-based compensation of $1.3 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively. Excluding stock-based compensation expense, Corporate Support SG&A expenses increased year-over-year primarily as a result of increases in marketing, payroll and severance expenses.

Depreciation of property, equipment and software assets. Depreciation of property, equipment and software assets was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Recovery Audit Services – Americas	$1,938	$1,762	10.0%
Recovery Audit Services – Europe/Asia-Pacific	169	162	4.3%
Adjacent Services	34	279	(87.8)%
Total	$2,141	$2,203	(2.8)%
Depreciation expense decreased 2.8% for the three months ended March 31, 2020 compared to the same period in 2019.
Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Recovery Audit Services – Americas	$408	$438	(6.8)%
Recovery Audit Services – Europe/Asia-Pacific	42	37	13.5%
Adjacent Services	379	387	(2.1)%
Total	$829	$862	(3.8)%

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
Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany receivables from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three months ended March 31, 2020 and 2019, we recorded foreign currency transaction losses of $1.5 million and $0.2 million, respectively, on short-term intercompany balances.
Interest Expense, net. Interest expense, net decreased $0.1 million for the three months ended March 31, 2020 compared to the same period in 2019.
Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors have resulted in minimal income tax expense or benefit relating to our operations in the United States. Reported income tax benefit for the three months ended March 31, 2020 was less than $0.1 million and income tax expense for the three months ended March 31, 2019 was $0.2 million. Reported income tax benefit and expense primarily result from taxes on the income of certain of our foreign subsidiaries.
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
A reconciliation of consolidated net loss to each of EBIT, EBITDA and Adjusted EBITDA for the periods presented in this report are as follows (in thousands):
EBIT, EBITDA, and Adjusted EBITDA

	Three Months Ended March 31,
	2020	2019	Change
Net loss	$(3,883)	$(4,396)	(11.7)%
Income tax (benefit) expense	(44)	168	(126.2)%
Interest expense, net	342	473	(27.7)%
EBIT	(3,585)	(3,755)	(4.5)%
Depreciation of property, equipment and software	2,141	2,203	(2.8)%
Amortization of intangible assets	829	862	(3.8)%
EBITDA	(615)	(690)	(10.9)%
Foreign currency transaction losses on short-term intercompany balances	1,456	206	606.8%
Transformation, severance, and other expenses	1,307	697	87.5%
Other (income) loss	—	(19)	(100.0)%
Stock-based compensation	1,320	1,384	(4.6)%
Adjusted EBITDA	$3,468	$1,578	119.8%
Adjusted EBITDA from continuing operations	$3,468	$1,733	100.1%
Transformation, severance, and other expenses increased $0.6 million for the three months ended March 31, 2020 compared to the same period in 2019. The year-over-year increase was primarily the result of severance related to the permanent elimination of certain positions in the Company. Transformation, severance, and other expenses fluctuate as we transform our business or adjust our cost structure.
Stock-based compensation for the three months ended March 31, 2020 was essentially unchanged compared to the same period in 2019.
Adjusted EBITDA
We include a detailed calculation of Adjusted EBITDA by segment in Note 4 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q. A summary of Adjusted EBITDA, from continuing operations by segment, for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Recovery Audit Services – Americas	$8,408	$8,259	1.8%
Recovery Audit Services – Europe/Asia-Pacific	2,732	1,043	161.9%
Adjacent Services	635	(1,467)	143.3%
Subtotal for reportable segments	11,775	7,835	50.3%
Corporate Support	(8,307)	(6,102)	(36.1)%
Total	$3,468	$1,733	100.1%
Adjusted EBITDA for the three months ended March 31, 2020 increased 100.1% compared to the same period in 2019. Adjusted EBITDA as a percentage of revenue increased 4.9% for the three months ended March 31, 2020 compared to the same period in 2019.
Recovery Audit Services – Americas Adjusted EBITDA was essentially unchanged for the three months ended March 31, 2020 compared to the same period in 2019.
Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA increased 161.9% for the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily due to decreased payroll expenses resulting from our previously announced efforts to improve our profitability and a reduction in bad debt.
Adjacent Services Adjusted EBITDA increased 143.3% for the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily due to a decrease in payroll and various other operating expenses.
Corporate Support Adjusted EBITDA decreased 36.1% for the three months ended March 31, 2020 compared to the same period in 2019. The decrease was primarily due to increases in marketing, payroll and severance expenses.
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
As of March 31, 2020, we had $25.3 million in cash and cash equivalents and $45.0 million of borrowings under our credit facility with Bank of America, N.A. ("BOA"). As of March 31, 2020, the limit on the credit facility was $60.0 million and, subject to compliance with the covenants under the credit facility, we had $15.0 million of availability for additional borrowings. As of March 31, 2020, we were in compliance with the covenants in the credit facility.

The $25.3 million in cash and cash equivalents includes $8.3 million held at banks in the U.S. and the remainder held at banks in other jurisdictions, primarily, in the United Kingdom, Australia, Canada, France, India, Thailand and Mexico. Certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign jurisdictions that could be used in, or is needed by, our operations in the U.S., we may incur significant penalties and/or taxes to repatriate these funds. Generally, we have not provided for deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. However, we do not consider the earnings of our Canadian subsidiary to be permanently reinvested, and have provided for deferred taxes relating to the potential repatriation of the funds held in Canada.

Our cash and cash equivalents as of March 31, 2020 included short-term investments of approximately $1.6 million, the majority of which was held at banks outside of the United States, primarily in Canada and Brazil.

Operating Activities. Net cash provided by operating activities was $5.2 million for the three months ended March 31, 2020 and net cash used in operating activities was $2.4 million for the three months ended March 31, 2019. These amounts consist of two components, specifically, net loss adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, non-cash interest expense, foreign currency transaction losses (gains) on short term intercompany balances and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net loss	$(3,883)	$(4,396)
Adjustments for certain non-cash items	7,605	5,846
	3,722	1,450
Changes in operating assets and liabilities	1,510	(3,858)
Net cash provided by (used in) operating activities	$5,232	$(2,408)
Investing Activities. Net cash used in investing activities was $2.5 million for the three months ended March 31, 2020, and $4.4 million for the three months ended March 31, 2019. The decrease was primarily due to reduced purchases of property and equipment in 2020 compared to the same period in 2019.
Financing Activities. Net cash provided by financing activities was $7.4 million for the three months ended March 31, 2020, primarily resulting from $8.0 million in net borrowings offset by $0.3 million paid for shares of common stock repurchased by the Company and $0.3 million of shares of common stock surrendered by employees to satisfy withholding taxes. Net cash provided by financing activities was $4.9 million for the three months ended March 31, 2019, primarily resulting from $8.4 million in borrowings offset by $2.3 million paid for shares of common stock repurchased by the Company, $0.5 million of shares of common stock surrendered by employees to satisfy withholding taxes, $0.5 million in payments for an acquisition earnout liability and $0.3 million in deferred loan cost payments.
Future Cash Requirements and Restrictions
We expect our capital expenditures through the remainder of 2020 to continue at a rate lower than in 2019, with such expenditures primarily related to technology infrastructure and software development. Capital expenditures are discretionary, and we currently expect to continue to make capital expenditures to enhance our information technology infrastructure (both hardware and software) and analytics tools in the foreseeable future. Should we experience a change in our operating results, we may alter our capital expenditure plan in accordance with the needs of the Company.
We believe that our existing cash and cash equivalent balances, cash provided from operations, and borrowings available under our BOA Credit Facility will provide sufficient liquidity to meet our operations for at least twelve months from the date of issuance of these financial statements.
As we continue to operate our business during this COVID-19 pandemic period, we may seek to strengthen our liquidity through a variety of means, including curtailing discretionary spending and delaying certain investments. Additionally, we may pursue additional sources of financing to further enhance our liquidity.
Secured Credit Facility
On March 14, 2019, the Company, as co-borrower with PRGX USA, Inc. (“PRGX-USA” and, collectively with the Company, the "Borrowers"), a wholly-owned subsidiary that is the Company’s principal domestic operating subsidiary, entered into a five-year Credit Agreement (the “BOA Credit Facility”) with BOA and Synovus Bank as the initial lenders thereunder, and with BOA as the letter-of-credit issuer thereunder, as the swingline lender thereunder, and as the administrative agent (the “Administrative Agent”) for the lenders from time to time party thereto. The BOA Credit Facility consists of a $60.0 million senior revolving credit facility (the “Revolver”), with a $5.0 million subfacility for the issuance of letters of credit, and a $5.0 million swingline loan subfacility (the “Swingline Loan”). The BOA Credit Facility is guaranteed by each of PRGX’s direct and indirect domestic wholly-owned subsidiaries (other than PRGX-USA), except for certain immaterial domestic subsidiaries. None of PRGX’s direct or indirect foreign subsidiaries have guaranteed the BOA Credit Facility. The BOA Credit Facility is secured by substantially all of the assets of PRGX, PRGX-USA and each guarantor (including the equity interests in substantially all of the Company’s domestic subsidiaries and up to sixty-five percent (65%) of the equity interests of certain of the Company’s first-tier material foreign subsidiaries).

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
As of March 31, 2020, there was $45.0 million in debt outstanding under the BOA Credit Facility. The Company was in compliance with the covenants of the BOA Credit Facility as of March 31, 2020.
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
On March 9, 2020, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to $20 million of its outstanding common stock from time to time through December 31, 2021. The Company repurchased approximately 0.1 million shares of its outstanding common stock for an aggregate price of $0.3 million in the three months ended March 31, 2020. These shares were retired and accounted for as a reduction to Shareholders' Equity in the Consolidated Balance Sheet. Direct costs incurred to acquire the shares are included in the total cost of the shares. As of April 30, 2020, the Company has approximately 23.6 million shares of common stock outstanding.
The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
Off-Balance Sheet Arrangements
As of March 31, 2020, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

Critical Accounting Policies
We describe the Company’s significant accounting policies in Note 1 of the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2019. We consider certain of these accounting policies to be “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. We identify and discuss these “critical” accounting policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in our critical accounting policies since December 31, 2019.
Management bases its estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, in particular any effect from the continued COVID-19 pandemic. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical”. Management has discussed the development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Quarterly Report on Form 10-Q with the Audit Committee of the Board of Directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the translated value of foreign functional currency results in lower net income. When the U.S. dollar weakens, the translated value of the foreign functional currency results in higher net income. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three months ended March 31, 2020, we recognized $2.9 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.3 million for the three months ended March 31, 2020. We currently do not have any arrangements in place to hedge our foreign currency risk. The implementation of the United Kingdom's referendum to withdraw from membership in the European Union (referred to as "Brexit"), has had a detrimental effect, and could have further detrimental effects, on the value of either or both of the euro and the British pound sterling, which could negatively impact our business (principally from the translation of sales and earnings in those foreign currencies into our reporting currency).
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under the BOA Credit Facility, if any. As of March 31, 2020, we had $15.0 million of borrowing availability under our BOA Credit Facility and $45.0 million borrowed under the BOA Credit Facility as of that date. The Revolver bears interest under the BOA Credit Facility at a rate per annum comprised of a specified index rate based on LIBOR plus an applicable interest rate margin determined under the BOA Credit Facility. For U.S. dollar denominated loans under the Revolver, at the option of the Borrowers, such loans bear interest at a rate per annum equal to (x) the LIBOR daily floating rate plus an applicable interest rate margin determined under the BOA Credit Facility or (y) the base rate plus the applicable interest rate margin, each as determined under the BOA Credit Facility. Although the Company does not anticipate the need for Swingline Loans, were any Swingline Loans to be made they would bear interest at the base rate plus the applicable interest rate margin for base rate loans, each as determined under the BOA Credit Facility. The applicable interest rate margin varies from 1.50% per annum to 2.25% per annum, for LIBOR daily floating rate loans, and from 0.50% per annum to 1.25% per annum, for loans based on the base rate, and in either case depending on the Company’s consolidated leverage ratio, and is determined in accordance with a pricing grid under the BOA Credit Facility. Assuming full utilization of the BOA Credit Facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.6 million change in annual pre-tax income.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 (as amended, the “2019 Form 10-K”) except as noted below. The disclosure set forth below supplements and updates, and should be read together with, the risk factors in the 2019 Form 10-K.

The COVID-19 coronavirus pandemic could adversely impact our business, results of operations and financial performance.
In December 2019, a novel strain of coronavirus was reported to have surfaced. COVID-19, the disease which results from this coronavirus strain, has spread worldwide, including in the United States, several European countries and throughout Asia. The World Health Organization declared the COVID-19 outbreak as a global pandemic on March 11, 2020. The pandemic has caused various governments, including in the United States at Federal and state levels, to impose restrictions on people and businesses, such as quarantines, closures, cancellations and travel restrictions, and these mitigation measures have adversely impacted the U.S. and global economy, leading to reduced consumer and business spending, reduced economic activity and disruptions and volatility in the U.S. and global capital markets. We are diligently working to ensure that we can continue to operate with minimal disruption, mitigate the impact of the pandemic on our employees’ health and safety, and address potential business interruptions. However, we cannot assure you that we will be successful in these efforts.
The global pandemic caused by COVID-19 continues to rapidly evolve. The extent to which the pandemic could impact our business, results of operations, and financial condition is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including:

•	the duration and scope of the pandemic;

•	governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;

•	the actions taken in response to economic disruption;

•	the impact of business disruptions on our clients and the resulting impact on their demand for our services and solutions;

•	our clients’ ability to pay for our services and solutions; and

•	our ability to provide our services and solutions, including as a result of our employees or our clients’ employees working remotely and/or closures of offices and facilities.
Due to the widespread impact of the COVID-19 pandemic, it is possible that our consolidated financial results for future fiscal quarters and for 2020 may be negatively impacted, including as a result of increased government regulation and introduction of mitigation and prevention measures. In addition, the COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect the United States and the global economy, possibly resulting in an economic downturn and recession. Such events that are generally outside of our control and could have a material adverse impact on our business, operating results and financial conditions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s current credit facility prohibits the payment of any cash dividends on the Company’s capital stock.
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2020.

2020	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
January 1 - January 31	6,588	$4.55	—	$—
February 1 - February 29	—	$—	—	$—
March 1 - March 31	181,317	$2.96	103,862	$—
	187,905	$3.02	103,862	$19.7
(a) Amount includes shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock awards that vested during the three months ended March 31, 2020.
(b) On March 9, 2020, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $20 million of our common stock from time to time through December 31, 2021. The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
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

3.1.1	Articles of Amendment of the Registrant effective January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 25, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2020.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2020.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2020.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

May 11, 2020	By:	/s/ Ronald E. Stewart
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

May 11, 2020	By:	/s/ Kurt J. Abkemeier
Kurt J. Abkemeier
Chief Financial Officer and Treasurer (Principal Financial Officer)