Form 10-Q
period 2020-06-30
PRGX GLOBAL, INC.
filed 2020-08-07
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Common shares of the registrant outstanding at July 31, 2020 were 23,612,686.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended June 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue, net	$39,011	$41,974	$75,850	$80,778
Operating expenses:
Cost of revenue	20,584	26,312	43,118	51,547
Selling, general and administrative expenses	14,726	15,748	28,190	29,665
Depreciation of property, equipment and software assets	1,965	2,381	4,106	4,584
Amortization of intangible assets	828	872	1,657	1,734
Total operating expenses	38,103	45,313	77,071	87,530

Operating income (loss) from continuing operations	908	(3,339)	(1,221)	(6,752)
Foreign currency transaction (gains) losses on short-term intercompany balances	(819)	(77)	637	129
Interest expense, net	303	592	645	1,065
Other loss (income)	2	11	2	(8)
Income (loss) from continuing operations before income tax	1,422	(3,865)	(2,505)	(7,938)
Income tax expense	1,004	311	960	479
Net income (loss) from continuing operations	$418	$(4,176)	$(3,465)	$(8,417)

Discontinued operations:
Loss from discontinued operations	$—	$(103)	$—	$(258)
Net loss from discontinued operations	$—	$(103)	$—	$(258)

Net income (loss)	$418	$(4,279)	$(3,465)	$(8,675)

Basic income (loss) per common share (Note 2):
Basic income (loss) from continuing operations	$0.02	$(0.18)	$(0.15)	$(0.37)
Basic loss from discontinued operations	—	—	—	(0.01)
Total basic income (loss) per common share	$0.02	$(0.18)	$(0.15)	$(0.38)

Diluted income (loss) per common share (Note 2):
Diluted income (loss) from continuing operations	$0.02	$(0.18)	$(0.15)	$(0.37)
Diluted loss from discontinued operations	—	—	—	(0.01)
Total diluted income (loss) per common share	$0.02	$(0.18)	$(0.15)	$(0.38)

Weighted-average common shares outstanding (Note 2):
Basic	22,606	22,763	22,542	22,687
Diluted	22,716	22,763	22,542	22,687
See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$418	$(4,279)	$(3,465)	$(8,675)
Foreign currency translation adjustments, net of tax	748	(269)	(1,200)	244
Comprehensive income (loss)	$1,166	$(4,548)	$(4,665)	$(8,431)

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$21,061	$14,982
Restricted cash	123	46
Receivables:
Contract receivables, less allowances of $1,379 in 2020 and $1,781 in 2019
Billed	32,748	38,201
Unbilled	3,312	4,911
	36,060	43,112
Employee advances and miscellaneous receivables, net	740	704
Total receivables	36,800	43,816
Prepaid expenses and other current assets	4,062	5,582
Total current assets	62,046	64,426
Property, equipment and software	66,950	63,557
Less accumulated depreciation and amortization	(47,813)	(45,811)
Property, equipment and software, net	19,137	17,746
Operating lease right-of-use assets (Note 9)	11,044	10,969
Goodwill	14,962	15,070
Intangible assets, less accumulated amortization of $48,206 in 2020 and $47,097 in 2019	9,714	11,506
Unbilled receivables	865	1,282
Deferred income taxes	3,636	3,921
Other assets	531	546
Total assets	$121,935	$125,466
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,094	$4,326
Accrued payroll and related expenses	14,070	12,951
Current portion of operating lease liabilities (Note 9)	4,077	3,717
Refund liabilities	4,152	4,513
Deferred revenue	1,970	2,217
Current portion of debt (Note 5)	—	17
Total current liabilities	26,363	27,741

Long-term debt (Note 5)	36,650	36,603
Long-term operating lease liabilities (Note 9)	7,368	7,435
Refund liabilities	21	9
Deferred income taxes (Note 8)	628	628
Total liabilities	71,030	72,416
Commitments and contingencies (Note 7)
Shareholders’ equity (Note 2):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 23,612,686 shares issued and outstanding at June 30, 2020 and 23,369,433 shares issued and outstanding at December 31, 2019	236	234
Additional paid-in capital	584,922	582,404
Accumulated deficit	(532,641)	(529,176)
Accumulated other comprehensive loss	(1,612)	(412)
Total shareholders’ equity	50,905	53,050
Total liabilities and shareholders' equity	$121,935	$125,466
See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at March 31, 2020	23,595,079	$236	$583,161	$(533,059)	$(2,360)	$47,978
Net income	—	—	—	418	—	418
Foreign currency translation adjustments	—	—	—	—	748	748
Issuances of common stock:
Restricted share awards	30,769	—	—	—	—	—
Restricted shares remitted by employees for taxes	(27,977)	—	(115)	—	—	(115)
Restricted stock unit settlement	17,519	—	—	—	—	—
Forfeited restricted share awards	(2,704)	—	—	—	—	—
Stock-based compensation expense	—	—	1,876	—	—	1,876
Balance at June 30, 2020	23,612,686	$236	$584,922	$(532,641)	$(1,612)	$50,905

Balance at March 31, 2019	23,438,058	$234	$581,356	$(519,852)	$(508)	$61,230
Net loss	—	—	—	(4,279)	—	(4,279)
Foreign currency translation adjustments	—	—	—	—	(269)	(269)
Issuances of common stock:
Restricted share awards	183,403	2	(2)	—	—	—
Restricted shares remitted by employees for taxes	(38,304)	—	(246)	—	—	(246)
Stock option exercises	35,319	—	170	—	—	170
Restricted stock unit settlement	17,517	—	—	—	—	—
Forfeited restricted share awards	(24,590)	—	—	—	—	—
Stock-based compensation expense	—	—	1,704	—	—	1,704
Balance at June 30, 2019	23,611,403	$236	$582,982	$(524,131)	$(777)	$58,310

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2019	23,369,433	$234	$582,404	$(529,176)	$(412)	$53,050
Net loss	—	—	—	(3,465)	—	(3,465)
Foreign currency translation adjustments	—	—	—	—	(1,200)	(1,200)
Issuances of common stock:
Restricted share awards	429,269	4	(4)	—	—	—
Restricted shares remitted by employees for taxes	(112,020)	(1)	(397)	—	—	(398)
Restricted stock unit settlement	61,521	—	—	—	—	—
Forfeited restricted share awards	(31,655)	—	—	—	—	—
Repurchase of common stock	(103,862)	(1)	(283)	—	—	(284)
Stock-based compensation expense	—	—	3,202	—	—	3,202
Balance at June 30, 2020	23,612,686	$236	$584,922	$(532,641)	$(1,612)	$50,905

Balance at December 31, 2018	23,186,258	$232	$582,574	$(515,456)	$(1,021)	$66,329
Net loss	—	—	—	(8,675)	—	(8,675)
Foreign currency translation adjustments	—	—	—	—	244	244
Issuances of common stock:
Restricted share awards	516,955	5	(5)	—	—	—
Restricted shares remitted by employees for taxes	(99,885)	(1)	(749)	—	—	(750)
Stock option exercises	45,380	—	221	—	—	221
Performance-based restricted stock unit settlement	203,524	2	(2)	—	—	—
Restricted stock unit settlement	27,516	—	—	—	—	—
Forfeited restricted share awards	(24,590)	—	—	—	—	—
Repurchase of common stock	(243,755)	(2)	(2,226)			(2,228)
Stock-based compensation expense	—	—	3,169	—	—	3,169
Balance at June 30, 2019	23,611,403	$236	$582,982	$(524,131)	$(777)	$58,310

See accompanying Notes to Condensed Consolidated Financial Statements

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,465)	$(8,675)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,763	6,318
Operating lease right-of-use asset expense	2,195	2,248
Amortization of deferred loan costs	48	117
Noncash interest expense	643	—
Stock-based compensation expense	3,196	3,046
Foreign currency transaction losses on short-term intercompany balances	637	129
Deferred income taxes	338	—
Changes in operating assets and liabilities
Billed receivables	4,550	6,593
Unbilled receivables	2,018	(851)
Prepaid expenses and other current assets	1,438	(1,296)
Operating lease liabilities	(1,979)	—
Other assets	(53)	(1,567)
Accounts payable and accrued expenses	(3,890)	(2,930)
Accrued payroll and related expenses	1,326	(4,970)
Refund liabilities	(270)	(314)
Deferred revenue	(224)	(292)
Net cash provided by (used in) operating activities	12,271	(2,444)
Cash flows from investing activities:
Purchases of property, equipment and software, net of disposal proceeds	(5,620)	(7,640)
Net cash used in investing activities	(5,620)	(7,640)
Cash flows from financing activities:
Repayments of credit facility	(38,000)	(3,000)
Proceeds from credit facility	38,000	14,400
Payment of deferred loan costs	—	(394)
Payment of earnout liability related to business acquisitions	—	(479)
Restricted stock repurchased from employees for withholding taxes	(398)	(750)
Repurchases of common stock	(284)	(2,228)
Proceeds from option exercises	—	221
Net cash (used in) provided by financing activities	(682)	7,770
Effect of exchange rates on cash and cash equivalents	187	(55)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,156	(2,369)
Cash, cash equivalents and restricted cash at beginning of period	15,028	14,019
Cash, cash equivalents and restricted cash at end of period	$21,184	$11,650
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$716	$385
Cash paid during the period for income taxes, net of refunds received	$804	$1,638

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries. For further information, refer to the Consolidated Financial Statements and the related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Significant Accounting Policies
A summary of the Company's significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The Company did not experience any significant changes during the quarter ended June 30, 2020 in any of the Critical Accounting Policies from those contained in the Company's Form 10-K for the year ended December 31, 2019.

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
The Company evaluates the recoverability of goodwill annually in the fourth quarter of each year or sooner if events or changes in circumstances indicate that the carrying amount may exceed its fair value. The impairment test performed in the fourth quarter of 2019 indicated significant excess fair value over carrying value for the Recovery Audit Services reporting units. The Company evaluated whether there were indicators of impairment as of June 30, 2020 as a result of COVID-19 conditions including deterioration in the macro-economic environment and the volatility in our share price. While there were negative macro-economic factors, the positive evidence outweighed the negative evidence of the fair value of our reporting units more likely than not exceeding the carrying amount of those units as of June 30, 2020. Further, since the negative financial impacts on the Company from the COVID-19 pandemic have not been significant to date, COVID-19 considerations do not significantly affect the assumptions underpinning our long-term revenue and cash flow growth rates, operating models and business strategies. Therefore, the Company did not consider the COVID-19 pandemic to require an interim quantitative goodwill impairment analysis. As a result, no impairment charges for goodwill and indefinite-lived intangible assets were recorded during the three and six months ended June 30, 2020.
The Company also evaluated its remaining assets, particularly accounts receivable. The allowance for doubtful accounts is calculated based on historical experience and various other information available. The Company also assessed incremental risks due to the COVID-19 pandemic on our customers' financial viability. The Company did not experience a significant deterioration of its accounts receivable portfolio during the quarter ended June 30, 2020. The Company will continue to monitor the collectability of its accounts receivable balances.
The Company received an immaterial amount of COVID-19-related rent concessions for certain office space leases in the second quarter of 2020. Consistent with updated guidance from the Financial Accounting Standards Board (“FASB”) in April 2020, the Company elected to treat COVID-19-related rent concessions as variable rent. While the Company is having ongoing conversations with landlords, it does not expect significant concessions for the remainder of the year.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on evaluation of the CARES Act, the Company is deferring qualified payroll and other tax payments as permitted by the CARES Act.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The full extent of the future impact of COVID-19 on the Company’s operations is uncertain. Such events, including a prolonged or recurring outbreak, are generally outside of our control and could have a material adverse impact on our business, operating results and financial conditions in future reporting periods.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2) Net Income (Loss) Per Common Share
The following table sets forth the computations of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) from continuing operations	$418	$(4,176)	$(3,465)	$(8,417)
Net loss from discontinued operations	$—	$(103)	$—	$(258)

Denominator:
Weighted-average common shares outstanding	22,606	22,763	22,542	22,687
Effect of dilutive securities from stock-based compensation plans	110	—	—	—
Weighted-average diluted common shares outstanding	22,716	22,763	22,542	22,687

Basic net income (loss) per common share from continuing operations	$0.02	$(0.18)	$(0.15)	$(0.37)
Basic net loss per common share from discontinued operations	—	—	—	(0.01)
Total basic net income (loss) per common share	$0.02	$(0.18)	$(0.15)	$(0.38)

Diluted income (loss) per common share from continuing operations	$0.02	$(0.18)	$(0.15)	$(0.37)
Diluted loss per common share from discontinued operations	—	—	—	(0.01)
Total diluted income (loss) per common share	$0.02	$(0.18)	$(0.15)	$(0.38)

Anti-dilutive securities excluded from diluted net income (loss) per share calculation	4,011	4,277	4,120	4,277

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
        During the three months ended June 30, 2020, equity awards were granted to non-employee directors, and in the six months ended June 30, 2020, equity awards were granted to non-employee directors and certain key employees. The awards included restricted stock, restricted stock units, and performance-based restricted stock units ("PBUs").
Summary of Grant Activity
        The following is a summary of grant activity for the three and six months ended June 30, 2020 (in thousands, except number of awards):

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	# of Awards Granted	Grant Date Fair Value	# of Awards Granted	Grant Date Fair Value
Restricted stock	30,769	$120	429,269	$1,830
Restricted stock units	123,076	480	142,076	562
PBUs	—	—	659,301	2,828
	153,845	$600	1,230,646	$5,220
The awards granted in the three months ended June 30, 2020 had the following terms:
•The restricted stock and restricted stock units vest one year from grant date.

The awards granted in the six months ended June 30, 2020 had the following terms:

•398,500 shares of the restricted stock vest over three years in approximately equal annual installments and 30,769 shares of the restricted stock vest one year from grant date.
•123,076 restricted stock units vest one year from grant date and 19,000 restricted stock units vest over three years in approximately equal annual installments.
•The vesting of the PBUs is subject to the satisfaction of certain specified financial performance conditions for the two-year performance period ending on December 31, 2021. PBUs that vest will be settled in shares of the Company's common stock. Stock-based compensation expense for these PBUs is being recognized at the target level of financial performance, as if 100% of the awards will vest. The Company reevaluates this likelihood on a quarterly basis.

Additional Information

As of June 30, 2020, there were approximately 1.8 million shares available for future grant under the 2017 EICP.
Stock-based compensation expense for the three months ended June 30, 2020 and 2019 was $1.9 million and $1.7 million, respectively, and $3.2 million and $3.0 million for the six months ended June 30, 2020 and 2019, respectively, and is included in Selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Operations. As of June 30, 2020, there was $8.6 million of unrecognized stock-based compensation expense related to the Company's outstanding equity awards which will be recognized over approximately 1.7 years.

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
Discontinued Operations
There was no activity in the Company's discontinued operations segment for the three and six months ended June 30, 2020. The following table presents the discontinued operations of the Healthcare Claims Recovery Audit ("HCRA") services business in the Consolidated Statements of Operations, for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Revenue, net	$—	$—
Cost of sales	96	245
Selling, general and administrative expense	7	13
Depreciation and amortization	—	—
Loss from discontinued operations before income taxes	$(103)	$(258)
Income tax expense	—	—
Loss from discontinued operations	$(103)	$(258)
The following table presents the discontinued operations of the HCRA services business in the Consolidated Statements of Cash Flows, for the six months ended June 30, 2019 (in thousands):

Six Months Ended June 30,
2019
Net cash (used in) provided by operating activities	$(258)
Net cash (used in) provided by investing activities	—
Net cash (used in) provided by financing activities	—
Decrease in cash and cash equivalents	$(258)
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three and six months ended June 30, 2020 and 2019 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended June 30, 2020
Revenue, net	$26,962	$11,157	$892	$—	$39,011
Net income from continuing operations					418
Income tax expense					1,004
Interest expense, net					303
EBIT	$8,895	$4,426	$24	$(11,620)	$1,725
Depreciation of property, equipment and software	1,777	155	33	—	1,965
Amortization of intangible assets	408	41	379	—	828
EBITDA	$11,080	$4,622	$436	$(11,620)	$4,518
Other loss	—	—	—	2	2
Foreign currency transaction (gains) losses on short-term intercompany balances	(176)	(752)	—	109	(819)
Transformation, severance, and other expenses	327	181	47	117	672
Investigation and settlement of employment matter	—	—	—	1,306	1,306
Stock-based compensation	—	—	—	1,876	1,876
Adjusted EBITDA from continuing operations	$11,231	$4,051	$483	$(8,210)	$7,555

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended June 30, 2019
Revenue, net	$28,935	$11,836	$1,203	$—	$41,974
Net loss from continuing operations					(4,176)
Income tax expense					311
Interest expense, net					592
EBIT	$6,960	$1,877	$(2,914)	$(9,196)	$(3,273)
Depreciation of property, equipment and software	1,919	182	280	—	2,381
Amortization of intangible assets	438	48	386	—	872
EBITDA	$9,317	$2,107	$(2,248)	$(9,196)	$(20)
Other loss	1	—	—	10	11
Foreign currency transaction (gains) losses on short-term intercompany balances	(106)	(99)	6	122	(77)
Transformation, severance, and other expenses	250	122	605	303	1,280
Stock-based compensation	—	—	—	1,662	1,662
Adjusted EBITDA from continuing operations	$9,462	$2,130	$(1,637)	$(7,099)	$2,856

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Six Months Ended June 30, 2020
Revenue, net	$53,185	$20,942	$1,723	$—	$75,850
Net loss from continuing operations					(3,465)
Income tax expense					960
Interest expense, net					645
EBIT	$13,373	$5,865	$162	$(21,260)	$(1,860)
Depreciation of property, equipment and software	3,715	324	67	—	4,106
Amortization of intangible assets	816	83	758	—	1,657
EBITDA	$17,904	$6,272	$987	$(21,260)	$3,903
Other loss	—	—	—	2	2
Foreign currency transaction (gains) losses on short-term intercompany balances	720	122	4	(209)	637
Transformation, severance, and other expenses	1,015	389	127	448	1,979
Investigation and settlement of employment matter	—	—	—	1,306	1,306
Stock-based compensation	—	—	—	3,196	3,196
Adjusted EBITDA from continuing operations	$19,639	$6,783	$1,118	$(16,517)	$11,023

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Six Months Ended June 30, 2019
Revenue, net	$56,308	$21,595	$2,875	$—	$80,778
Net loss from continuing operations					(8,417)
Income tax expense					479
Interest expense, net					1,065
EBIT	$12,964	$2,190	$(5,059)	$(16,968)	$(6,873)
Depreciation of property, equipment and software	3,681	344	559	—	4,584
Amortization of intangible assets	876	85	773	—	1,734
EBITDA	$17,521	$2,619	$(3,727)	$(16,968)	$(555)
Other loss (income)	1	9	—	(18)	(8)
Foreign currency transaction (gains) losses on short-term intercompany balances	(179)	300	—	8	129
Transformation, severance, and other expenses	378	245	623	731	1,977
Stock-based compensation	—	—	—	3,046	3,046
Adjusted EBITDA from continuing operations	$17,721	$3,173	$(3,104)	$(13,201)	$4,589

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
        As of June 30, 2020, there was $37.0 million in debt outstanding under the BOA Credit Facility that will be due March 14, 2024. The amount available for additional borrowing under the BOA Credit Facility was $23.0 million as of June 30, 2020. Based on the terms of the BOA Credit Facility, on June 30, 2020 the applicable interest rate (inclusive of the applicable interest rate margin) for LIBOR daily floating rate loans (the only type outstanding on June 30, 2020) was approximately 2.18%. As of June 30, 2020, the Company was required to pay a commitment fee of 0.25% per annum, payable quarterly, on the unused portion of the BOA Credit Facility.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-term debt as of June 30, 2020 and December 31, 2019 consists of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
Credit facility(1)	$37,000	$37,000
DFC (2)	(350)	(397)
Net credit facility	36,650	36,603
Finance lease obligations(1)	—	17
Total debt	36,650	36,620
Less: Current portion of long-term debt	—	17
Long-term debt, excluding current portion	$36,650	$36,603
(1)Principal portion of long-term debt. Refer to Future Commitments table below for principal payments to be made on long-term debt.
(2)DFC refers to deferred financing costs related to the Company's long-term debt.
Future Commitments
The following is a summary of the combined principal maturities of all long-term debt and principal payments to be made under the Company’s credit facility for each of the fiscal years presented in the table below (in thousands):

Year Ending December 31,
2020	$—
2021	—
2022	—
2023	—
2024	37,000
Total	$37,000
(6) Fair Value of Financial Instruments
The Company records cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled receivables, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items.
The Company records bank debt, if any, as of the period end date based on the effective borrowing rate and repayment terms when originated. The Company had $37.0 million in bank debt outstanding as of both June 30, 2020 and December 31, 2019. The Company believes the carrying value of the bank debt approximates its fair value. The Company considers the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).
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
The components of lease expense, lease term and discount rate are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$1,086	$1,182	$2,187	$2,448
Short-term lease cost	17	21	34	42
Variable lease cost	178	411	372	454
Sublease income	(18)	(18)	(36)	(35)
Total lease cost	$1,263	$1,596	$2,557	$2,909

        As of June 30, 2020 and December 31, 2019, the weighted average remaining lease term and weighted average discount rate for the Company's operating leases were as follows:

	June 30, 2020	December 31, 2019
Weighted Average Remaining Lease Term	3.7 years	3.5 years
Weighted Average Discount Rate	3.6%	4.1%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2020 (in thousands):

Operating Leases
The remainder of 2020	$4,396
2021	3,632
2022	1,905
2023	1,462
2024	887
Thereafter	637
Total undiscounted cash flows	12,919
Less imputed interest	(1,474)
Present value of lease liabilities	$11,445

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Supplemental cash flow information related to the Company's operating leases are as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$2,271	$14,479
Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$1,106	$2,442

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
Impact of COVID-19
        In March 2020, the World Health Organization categorized COVID-19, the disease resulting from a novel strain of coronavirus, as a global pandemic, which continues to spread worldwide, including in the United States, several European countries and throughout Asia. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, and these mitigation measures have adversely impacted the U.S. and global economy, leading to reduced consumer and business spending, reduced economic activity and disruptions and volatility in the U.S. and global capital markets. There was not a significant negative impact on our financial results from the COVID-19 pandemic for the three and six months ended June 30, 2020. While the Company received an immaterial amount of COVID-19-related rent concessions for certain office space leases in the second quarter of 2020 and has deferred qualified payroll and other taxes as permitted under the Coronavirus Aid, Relief, and Economic Security Act ("CARES ACT"), we are unable to reasonably estimate the impact that the ongoing global COVID-19 pandemic may have on our business operations and financial condition.

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
We earn the vast majority of our recovery audit revenue from clients in the retail industry due to many factors, including the high volume of transactions and the complicated pricing and allowance programs typical in this industry. Changes in consumer spending associated with economic fluctuations generally impact our recovery audit revenue to a lesser degree than they affect individual retailers due to several factors, including:

•Diverse client base - our clients include a diverse mix of discounters, grocery, pharmacy, department and other stores that tend to be impacted to varying degrees by general economic fluctuations, and even in opposite directions from each other depending on their positions in the market and their market segments;
•Motivation - when our clients experience a downturn, they frequently are more motivated to use our services to recover prior overpayments to make up for relatively weaker financial performance in their own business operations;
•Nature of claims - the relationship between the dollar amount of recovery audit claims identified and client purchases is non-linear. Claim volumes are generally impacted by purchase volumes, but a number of other factors may have an even more significant impact on claim volumes, including new items being purchased, changes in discount, rebate, marketing allowance and similar programs offered by vendors and changes in a client’s or a vendor’s information processing systems; and
•Timing - the client purchase data on which we perform our recovery audit services is historical data that typically reflects transactions between our clients and their vendors that generally took place 3 to 15 months prior to the data being provided to us for audit. As a result, we generally experience a delayed impact from economic changes that varies by client and the impact may be positive or negative depending on the individual clients’ circumstances.

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

•We already have the clients' spend data - we serve a large and impressive list of very large, multinational companies in our core recovery audit business, which requires access to and processing of these clients' detailed S2P data on a daily, weekly or at least periodic basis;
•We know the clients' spend data and underlying processes - the work we do in recovery audit requires that we fully understand our clients’ systems, buying practices, receiving and payment procedures, as well as their suppliers’ contracting, performance and billing practices;
•We take a different perspective in analyzing the clients' spend data - we look horizontally across our clients' processes and organizational structures versus vertically, which is how most companies are organized and enterprise resource planning systems are designed; and
•Our contingent fee recovery audit value proposition minimizes our clients' cost of entry and truly aligns us with our clients.
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
The following table sets forth the percentage of revenue represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue, net	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	52.8	62.7	56.8	63.8
Selling, general and administrative expenses	37.7	37.5	37.2	36.7
Depreciation of property, equipment and software	5.0	5.7	5.4	5.7
Amortization of intangible assets	2.1	2.1	2.2	2.1
Total operating expenses	97.6	108.0	101.6	108.3
Operating income (loss) from continuing operations	2.4	(8.0)	(1.6)	(8.3)
Foreign currency transaction (gains) losses on short-term intercompany balances	(2.1)	(0.2)	0.8	0.2
Interest expense, net	0.8	1.4	0.9	1.3
Net income (loss) from continuing operations before income tax	3.7	(9.2)	(3.3)	(9.8)
Income tax expense	2.6	0.7	1.3	0.6
Net income (loss) from continuing operations	1.1%	(9.9)%	(4.6)%	(10.4)%
Three and Six Months Ended June 30, 2020 Compared to the Corresponding Period of the Prior Year
Revenue, net. Revenue, net was as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Recovery Audit Services – Americas	$26,962	$28,935	(6.8)%	$53,185	$56,308	(5.5)%
Recovery Audit Services – Europe/Asia-Pacific	11,157	11,836	(5.7)%	20,942	21,595	(3.0)%
Adjacent Services	892	1,203	(25.9)%	1,723	2,875	(40.1)%
Total	$39,011	$41,974	(7.1)%	$75,850	$80,778	(6.1)%

Consolidated revenue for the three months ended June 30, 2020 decreased 7.1% compared to the same period in 2019. Consolidated revenue for the six months ended June 30, 2020 decreased 6.1% compared to the same period in 2019. Below is a discussion of our revenue for our three reportable segments.
Recovery Audit Services – Americas revenue decreased 6.8% and 5.5% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. Within the segment, retail recovery audit revenue was down moderately year-over-year while revenue from the commercial (non-retail) and contract compliance businesses experienced a larger decline.
Recovery Audit Services – Europe/Asia-Pacific revenue decreased 5.7% and 3.0% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. Revenue from the retail recovery audit business in this segment declined while revenue from the segment's commercial business was improved compared to the three and six months ended June 30, 2019.
Adjacent Services revenue decreased 25.9% and 40.1% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The year-over-year decreases were primarily the result of management's decision to discontinue certain advisory projects.

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
COR was as follows (in thousands):

	Three Months Ended June 30,			% of Revenue		Six Months Ended June 30,			% of Revenue
	2020	2019	Change	2020	2019	2020	2019	Change	2020	2019
Recovery Audit Services – Americas	$14,346	$16,076	(10.8)%	53.2%	55.6%	$30,334	$31,939	(5.0)%	57.0%	56.7%
Recovery Audit Services – Europe/Asia-Pacific	5,742	7,189	(20.1)%	51.5%	60.7%	11,999	13,915	(13.8)%	57.3%	64.4%
Adjacent Services	496	3,047	(83.7)%	55.6%	253.3%	785	5,693	(86.2)%	45.6%	198.0%
Total	$20,584	$26,312	(21.8)%	52.8%	62.7%	$43,118	$51,547	(16.4)%	56.8%	63.8%
Recovery Audit Services - Americas COR decreased 10.8% and 5.0% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decreases in expense were primarily due to decreases in payroll expenses. COR as a percentage of revenue for Recovery Audit Services - Americas was 53.2% and 57.0% for the three and six months ended June 30, 2020, respectively, compared to 55.6% and 56.7% for the three and six months ended June 30, 2019. The improvement in COR as a percentage of revenue for the three months ended June 30, 2020 was primarily the result of a reduction in payroll expenses.
Recovery Audit Services - Europe/Asia-Pacific COR decreased 20.1% and 13.8% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decreases in expense were primarily due to decreases in payroll expenses. COR as a percentage of revenue for Recovery Audit Services - Europe/Asia-Pacific was 51.5% and 57.3% for the three and six months ended June 30, 2020, respectively, compared to 60.7% and 64.4% for the three and six months ended June 30, 2019. The improvement in COR as a percentage of revenue for both periods was primarily the result of a reduction in payroll expenses.
Adjacent Services COR decreased 83.7% and 86.2% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decreases in expense were primarily due to decreases in payroll expenses. COR as a percentage of revenue for Adjacent Services was 55.6% and 45.6% for the three and six months ended June 30, 2020, respectively, compared to 253.3% and 198.0% for the three and six months ended June 30. 2019. The improvement in COR as a percentage of revenue for both periods was primarily the result of a reduction in payroll expenses.

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
SG&A expenses were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Recovery Audit Services – Americas	$1,712	$3,647	(53.1)%	$4,227	$7,026	(39.8)%
Recovery Audit Services – Europe/Asia-Pacific	1,545	2,639	(41.5)%	2,549	4,752	(46.4)%
Adjacent Services	(40)	398	(110.1)%	(53)	909	(105.8)%
Subtotal for reportable segments	3,217	6,684	(51.9)%	6,723	12,687	(47.0)%
Corporate Support	11,509	9,064	27.0%	21,467	16,978	26.4%
Total	$14,726	$15,748	(6.5)%	$28,190	$29,665	(5.0)%
Recovery Audit Services – Americas SG&A expenses decreased 53.1% and 39.8% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The year-over-year decreases in SG&A expense were primarily due to decreases in payroll and travel expenses.
Recovery Audit Services – Europe/Asia-Pacific SG&A expenses decreased 41.5% and 46.4% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The year-over-year decreases in SG&A expense were primarily due to a decrease in bad debt expense.
Adjacent Services SG&A expenses decreased 110.1% and 105.8% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The year-over-year decreases in SG&A expense were primarily due to decreases in payroll and various other operating expenses.
Corporate Support SG&A expenses increased 27.0% and 26.4% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. Corporate Support SG&A expenses include stock-based compensation of $1.9 million and $3.2 million for the three and six months ended June 30, 2020, respectively. Excluding stock-based compensation expense, Corporate Support SG&A expenses increased year-over-year primarily as a result of costs incurred in connection with the investigation and settlement of claims raised by a former employee whose position was eliminated in the fourth quarter of 2019.

Depreciation of property, equipment and software assets. Depreciation of property, equipment and software assets was as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Recovery Audit Services – Americas	$1,777	$1,919	(7.4)%	$3,715	$3,681	0.9%
Recovery Audit Services – Europe/Asia-Pacific	155	182	(14.8)%	324	344	(5.8)%
Adjacent Services	33	280	(88.2)%	67	559	(88.0)%
Total	$1,965	$2,381	(17.5)%	$4,106	$4,584	(10.4)%
Depreciation expense decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019 due to a reduced level of capital expenditures and assets placed into service.
Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Recovery Audit Services – Americas	$408	$438	(6.8)%	$816	$876	(6.8)%
Recovery Audit Services – Europe/Asia-Pacific	41	48	(14.6)%	83	85	(2.4)%
Adjacent Services	379	386	(1.8)%	758	773	(1.9)%
Total	$828	$872	(5.0)%	$1,657	$1,734	(4.4)%

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
Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany receivables from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three and six months ended June 30, 2020, we recorded foreign currency transaction gains of $0.8 million and losses of $0.6 million, respectively, on short-term intercompany balances compared to gains of less than $0.1 million and losses of $0.1 million, respectively, for the same periods in 2019.
Interest Expense, net. Interest expense, net decreased $0.3 and $0.4 million, respectively, for the three and six months ended June 30, 2020 compared to the same periods in 2019.
Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors have resulted in minimal income tax expense or benefit relating to our operations in the United States. Reported income tax expense for both the three and six months ended June 30, 2020 was $1.0 million and income tax expense for the three and six months ended June 30, 2019 was $0.3 million and $0.5 million, respectively. Reported income tax expense primarily results from taxes on the income of certain of our foreign subsidiaries.
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
A reconciliation of consolidated net income (loss) to each of EBIT, EBITDA and Adjusted EBITDA for the periods presented in this report are as follows (in thousands):
EBIT, EBITDA, and Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Net income (loss)	$418	$(4,279)	(109.8)%	$(3,465)	$(8,675)	(60.1)%
Income tax expense	1,004	311	222.8%	960	479	100.4%
Interest expense, net	303	592	(48.8)%	645	1,065	(39.4)%
EBIT	1,725	(3,376)	(151.1)%	(1,860)	(7,131)	(73.9)%
Depreciation of property, equipment and software	1,965	2,381	(17.5)%	4,106	4,584	(10.4)%
Amortization of intangible assets	828	872	(5.0)%	1,657	1,734	(4.4)%
EBITDA	4,518	(123)	(3773.2)%	3,903	(813)	(580.1)%
Foreign currency transaction (gains) losses on short-term intercompany balances	(819)	(77)	963.6%	637	129	393.8%
Transformation, severance, and other expenses	672	1,280	(47.5)%	1,979	1,977	0.1%
Investigation and settlement of employment matter	1,306	—	100.0%	1,306	—	100.0%
Other loss (income)	2	11	(81.8)%	2	(8)	(125.0)%
Stock-based compensation	1,876	1,662	12.9%	3,196	3,046	4.9%
Adjusted EBITDA	$7,555	$2,753	174.4%	$11,023	$4,331	154.5%
Adjusted EBITDA from continuing operations	$7,555	$2,856	164.5%	$11,023	$4,589	140.2%

Transformation, severance, and other expenses decreased $0.6 million for the three months ended June 30, 2020 and was essentially unchanged for the six months ended June 30, 2020, compared to the same periods in 2019. The year-over-year decrease was primarily the result of the elimination of fewer positions in the Company in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Transformation, severance, and other expenses fluctuate as we transform our business or adjust our cost structure.

Costs associated with the investigation and settlement of an employment matter were $1.3 million during the quarter ended June 30, 2020. The matter related to claims raised by a former employee whose position was eliminated during the fourth quarter of 2019. Independent counsel was retained and following the conclusion of the investigation, the matter was settled.
Stock-based compensation increased for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to higher compensation expense associated with our performance-based restricted stock units in the 2020 periods.
Adjusted EBITDA
We include a detailed calculation of Adjusted EBITDA by segment in Note 4 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q. A summary of Adjusted EBITDA, from continuing operations by segment, for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Recovery Audit Services – Americas	$11,231	$9,462	18.7%	$19,639	$17,721	10.8%
Recovery Audit Services – Europe/Asia-Pacific	4,051	2,130	90.2%	6,783	3,173	113.8%
Adjacent Services	483	(1,637)	129.5%	1,118	(3,104)	136.0%
Subtotal for reportable segments	15,765	9,955	58.4%	27,540	17,790	54.8%
Corporate Support	(8,210)	(7,099)	(15.7)%	(16,517)	(13,201)	(25.1)%
Total	$7,555	$2,856	164.5%	$11,023	$4,589	140.2%
Adjusted EBITDA for the three and six months ended June 30, 2020 increased 164.5% and 140.2%, respectively, compared to the same periods in 2019. Adjusted EBITDA as a percentage of revenue increased 12.6% and 8.8% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019.
Recovery Audit Services – Americas Adjusted EBITDA increased for the three and six months ended June 30, 2020 compared to the same periods in 2019. The improvements in Adjusted EIBTDA were primarily due to decreases in payroll expenses.
Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA increased for the three and six months ended June 30, 2020 compared to the same periods in 2019. The increases were primarily due to decreases in bad debt expense and payroll expenses.
Adjacent Services Adjusted EBITDA increased for the three and six months ended June 30, 2020 compared to the same periods in 2019. The increases were primarily due to decreases in payroll expenses.
Corporate Support Adjusted EBITDA decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019. The decreases were primarily due to increases in selling, general and administrative expenses, including the costs associated with the investigation and settlement of an employment matter.
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
As of June 30, 2020, we had $21.1 million in cash and cash equivalents and $37.0 million of borrowings under our credit facility with Bank of America, N.A. ("BOA"). As of June 30, 2020, the limit on the credit facility was $60.0 million and, subject to compliance with the covenants under the credit facility, we had $23.0 million of availability for additional borrowings. As of June 30, 2020, we were in compliance with the covenants in the credit facility.

The $21.1 million in cash and cash equivalents includes $4.1 million held at banks in the U.S. and the remainder held at banks in other jurisdictions, primarily, in the United Kingdom, Australia, France, India, Thailand, Canada and Mexico. Certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign jurisdictions that could be used in, or is needed by, our operations in the U.S., we may incur significant penalties and/or taxes to repatriate these funds. Generally, we have not provided for deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. However, we do not consider the earnings of our Canadian subsidiary to be permanently reinvested, and have provided for deferred taxes relating to the potential repatriation of the funds held in Canada.

        Our cash and cash equivalents as of June 30, 2020 included short-term investments of approximately $0.6 million, the majority of which was held at banks outside of the United States, primarily in Canada and Brazil.

Operating Activities. Net cash provided by operating activities was $12.3 million for the six months ended June 30, 2020 and net cash used in operating activities was $2.4 million for the six months ended June 30, 2019. These amounts consist of two components, specifically, net loss adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, non-cash interest expense, foreign currency transaction losses on short term intercompany balances and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Net loss	$(3,465)	$(8,675)
Adjustments for certain non-cash items	12,820	11,858
	9,355	3,183
Changes in operating assets and liabilities	2,916	(5,627)
Net cash provided by (used in) operating activities	$12,271	$(2,444)
Investing Activities. Net cash used in investing activities was $5.6 million for the six months ended June 30, 2020 and $7.6 million for the six months ended June 30, 2019. The decrease was due to a reduced level of purchases of property and equipment in 2020 compared to the same period in 2019.
Financing Activities. Net cash used in financing activities was $0.7 million for the six months ended June 30, 2020, resulting primarily from $0.4 million of shares of common stock surrendered by employees to satisfy withholding taxes and $0.3 million paid for shares of common stock repurchased by the Company. Net cash provided by financing activities was $7.8 million for the six months ended June 30, 2019, primarily resulting from $11.4 million in net borrowings offset by $2.2 million paid for shares of common stock repurchased by the Company, $0.8 million of shares of common stock surrendered by employees to satisfy withholding taxes, $0.5 million in payments for an acquisition earnout liability and $0.4 million in deferred loan cost payments.
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
We believe that our existing cash and cash equivalent balances, cash provided from operations, and borrowings available under our BOA Credit Facility (defined below) will provide sufficient liquidity to meet our operations for at least twelve months from the date of issuance of these financial statements.
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
As of June 30, 2020, there was $37.0 million in debt outstanding under the BOA Credit Facility. The Company was in compliance with the covenants of the BOA Credit Facility as of June 30, 2020.
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
On March 9, 2020, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to $20 million of its outstanding common stock from time to time through December 31, 2021. The Company repurchased approximately 0.1 million shares of its outstanding common stock for an aggregate price of $0.3 million in the six months ended June 30, 2020. These shares were retired and accounted for as a reduction to Shareholders' Equity in the Consolidated Balance Sheet. Direct costs incurred to acquire the shares are included in the total cost of the shares. As of July 31, 2020, the Company has approximately 23.6 million shares of common stock outstanding.
The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
Off-Balance Sheet Arrangements
As of June 30, 2020, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the translated value of foreign functional currency results in lower net income. When the U.S. dollar weakens, the translated value of the foreign functional currency results in higher net income. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three and six months ended June 30, 2020, we recognized $5.7 million and $8.6 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.6 million and $0.9 million for the three and six months ended June 30, 2020. We currently do not have any arrangements in place to hedge our foreign currency risk. The implementation of the United Kingdom's referendum to withdraw from membership in the European Union (referred to as "Brexit"), has had a detrimental effect, and could have further detrimental effects, on the value of either or both of the euro and the British pound sterling, which could negatively impact our business (principally from the translation of sales and earnings in those foreign currencies into our reporting currency).
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under the BOA Credit Facility, if any. As of June 30, 2020, we had $23.0 million of borrowing availability under our BOA Credit Facility and $37.0 million borrowed under the BOA Credit Facility as of that date. The Revolver bears interest under the BOA Credit Facility at a rate per annum comprised of a specified index rate based on LIBOR plus an applicable interest rate margin determined under the BOA Credit Facility. For U.S. dollar denominated loans under the Revolver, at the option of the Borrowers, such loans bear interest at a rate per annum equal to (x) the LIBOR daily floating rate plus an applicable interest rate margin determined under the BOA Credit Facility or (y) the base rate plus the applicable interest rate margin, each as determined under the BOA Credit Facility. Although the Company does not anticipate the need for Swingline Loans, were any Swingline Loans to be made they would bear interest at the base rate plus the applicable interest rate margin for base rate loans, each as determined under the BOA Credit Facility. The applicable interest rate margin varies from 1.50% per annum to 2.25% per annum, for LIBOR daily floating rate loans, and from 0.50% per annum to 1.25% per annum, for loans based on the base rate, and in either case depending on the Company’s consolidated leverage ratio, and is determined in accordance with a pricing grid under the BOA Credit Facility. Assuming full utilization of the BOA Credit Facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.6 million change in annual pre-tax income.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
        In December 2019, a novel strain of coronavirus was reported to have surfaced. COVID-19, the disease which results from this coronavirus strain, has spread worldwide. The World Health Organization declared the COVID-19 outbreak as a global pandemic on March 11, 2020. The pandemic has caused various governments, including in the United States at Federal and state levels, to impose restrictions on people and businesses, such as quarantines, closures, cancellations and travel restrictions, and these mitigation measures have adversely impacted the U.S. and global economy, leading to reduced consumer and business spending, reduced economic activity and disruptions and volatility in the U.S. and global capital markets. We continue to work diligently to ensure that we can continue to operate with minimal disruption, mitigate the impact of the pandemic on our employees’ health and safety, and address potential business interruptions. However, we cannot assure you that we will be successful in these efforts.
        The global pandemic caused by COVID-19 continues to evolve. The extent to which the pandemic could impact our business, results of operations, and financial condition is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including:

•the duration and scope of the pandemic;
•governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;
•the actions taken in response to economic disruption;
•the impact of business disruptions on our clients and the resulting impact on their demand for our services and solutions;
•our clients’ ability to pay for our services and solutions; and
•our ability to provide our services and solutions, including as a result of our employees or our clients’ employees working remotely and/or closures of offices and facilities.
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
        The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended June 30, 2020.

2020	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
April 1 - April 30	—	$—	—	$—
May 1 - May 31	16,817	$3.89	—	$—
June 1 - June 30	11,160	$4.42	—	$—
	27,977	$4.10	—	$19.7
(a) Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock awards that vested during the three months ended June 30, 2020.
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

3.1.1	Articles of Amendment of the Registrant effective January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 25, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2020.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2020.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2020.

101.INS	InlineXBRL Instance Document

101.SCH	InlineXBRL Taxonomy Extension Schema

101.CAL	InlineXBRL Taxonomy Extension Calculation Linkbase

101.DEF	InlineXBRL Taxonomy Extension Definition Linkbase

101.LAB	InlineXBRL Taxonomy Extension Label Linkbase

101.PRE	InlineXBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

August 7, 2020	By:	/s/ Ronald E. Stewart
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

August 7, 2020	By:	/s/ Kurt J. Abkemeier
Kurt J. Abkemeier
Chief Financial Officer and Treasurer (Principal Financial Officer)