Form 10-Q
period 2020-09-30
PRGX GLOBAL, INC.
filed 2020-11-06
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Common shares of the registrant outstanding at October 30, 2020 were 23,561,493.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue, net	$41,532	$42,290	$117,382	$123,068
Operating expenses:
Cost of revenue	20,813	25,539	63,931	77,086
Selling, general and administrative expenses	13,751	13,544	41,941	43,209
Depreciation of property, equipment and software assets	1,295	2,648	5,401	7,232
Amortization of intangible assets	830	864	2,487	2,598
Impairment charges	553	—	553	—
Acquisition-related adjustment income	—	(250)	—	(250)
Total operating expenses	37,242	42,345	114,313	129,875

Operating income (loss) from continuing operations	4,290	(55)	3,069	(6,807)
Foreign currency transaction (gains) losses on short-term intercompany balances	(418)	905	219	1,034
Interest expense, net	216	376	861	1,441
Other loss (income)	2	4	4	(4)
Income (loss) from continuing operations before income tax	4,490	(1,340)	1,985	(9,278)
Income tax expense	1,456	202	2,416	681
Net income (loss) from continuing operations	$3,034	$(1,542)	$(431)	$(9,959)

Discontinued operations:
Income from discontinued operations	$—	$900	$—	$642
Net income from discontinued operations	$—	$900	$—	$642

Net income (loss)	$3,034	$(642)	$(431)	$(9,317)

Basic income (loss) per common share (Note 2):
Basic income (loss) from continuing operations	$0.13	$(0.07)	$(0.02)	$(0.44)
Basic income from discontinued operations	—	0.04	—	0.03
Total basic income (loss) per common share	$0.13	$(0.03)	$(0.02)	$(0.41)

Diluted income (loss) per common share (Note 2):
Diluted income (loss) from continuing operations	$0.13	$(0.07)	$(0.02)	$(0.44)
Diluted income from discontinued operations	—	0.04	—	0.03
Total diluted income (loss) per common share	$0.13	$(0.03)	$(0.02)	$(0.41)

Weighted-average common shares outstanding (Note 2):
Basic	22,695	22,770	22,597	22,715
Diluted	23,018	22,770	22,597	22,715
See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$3,034	$(642)	$(431)	$(9,317)
Foreign currency translation adjustments, net of tax	414	(275)	(786)	(31)
Comprehensive income (loss)	$3,448	$(917)	$(1,217)	$(9,348)

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$22,625	$14,982
Restricted cash	121	46
Receivables:
Contract receivables, less allowances of $1,391 in 2020 and $1,781 in 2019
Billed	35,977	38,201
Unbilled	2,786	4,911
	38,763	43,112
Employee advances and miscellaneous receivables, net	995	704
Total receivables	39,758	43,816
Prepaid expenses and other current assets	3,586	5,582
Total current assets	66,090	64,426
Property, equipment and software	69,832	63,557
Less accumulated depreciation and amortization	(49,266)	(45,811)
Property, equipment and software, net	20,566	17,746
Operating lease right-of-use assets (Note 9)	10,226	10,969
Goodwill	15,027	15,070
Intangible assets, less accumulated amortization of $49,369 in 2020 and $47,097 in 2019	8,963	11,506
Unbilled receivables	1,065	1,282
Deferred income taxes	3,689	3,921
Other assets	519	546
Total assets	$126,145	$125,466
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,462	$4,326
Accrued payroll and related expenses	17,148	12,951
Current portion of operating lease liabilities (Note 9)	4,117	3,717
Refund liabilities	4,443	4,513
Deferred revenue	1,821	2,217
Current portion of debt (Note 5)	—	17
Total current liabilities	31,991	27,741

Long-term debt (Note 5)	30,673	36,603
Long-term operating lease liabilities (Note 9)	6,482	7,435
Refund liabilities	64	9
Deferred income taxes (Note 8)	628	628
Total liabilities	69,838	72,416
Commitments and contingencies (Note 7)
Shareholders’ equity (Note 2):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 23,561,493 shares issued and outstanding at September 30, 2020 and 23,369,433 shares issued and outstanding at December 31, 2019	236	234
Additional paid-in capital	586,876	582,404
Accumulated deficit	(529,607)	(529,176)
Accumulated other comprehensive loss	(1,198)	(412)
Total shareholders’ equity	56,307	53,050
Total liabilities and shareholders' equity	$126,145	$125,466
See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at June 30, 2020	23,612,686	$236	$584,922	$(532,641)	$(1,612)	$50,905
Net income	—	—	—	3,034	—	3,034
Foreign currency translation adjustments	—	—	—	—	414	414
Issuances of common stock:
Restricted shares remitted by employees for taxes	(1,052)	—	(5)	—	—	(5)
Restricted stock unit settlement	1,626	—	—	—	—	—
Forfeited restricted share awards	(51,767)	—	—	—	—	—
Stock-based compensation expense	—	—	1,959	—	—	1,959
Balance at September 30, 2020	23,561,493	$236	$586,876	$(529,607)	$(1,198)	$56,307

Balance at June 30, 2019	23,611,403	$236	$582,982	$(524,131)	$(777)	$58,310
Net loss	—	—	—	(642)	—	(642)
Foreign currency translation adjustments	—	—	—	—	(275)	(275)
Issuances of common stock:
Restricted shares remitted by employees for taxes	(1,817)	—	(10)	—	—	(10)
Restricted stock unit settlement	1,626	—	—	—	—	—
Forfeited restricted share awards	(39,574)	—	—	—	—	—
Repurchase of common stock	(369,088)	(4)	(1,980)	—	—	(1,984)
Stock-based compensation expense	—	—	541	—	—	541
Balance at September 30, 2019	23,202,550	$232	$581,533	$(524,773)	$(1,052)	$55,940

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2019	23,369,433	$234	$582,404	$(529,176)	$(412)	$53,050
Net loss	—	—	—	(431)	—	(431)
Foreign currency translation adjustments	—	—	—	—	(786)	(786)
Issuances of common stock:
Restricted share awards	429,269	4	(4)	—	—	—
Restricted shares remitted by employees for taxes	(113,072)	(1)	(402)	—	—	(403)
Restricted stock unit settlement	63,147	1	(1)	—	—	—
Forfeited restricted share awards	(83,422)	(1)	1	—	—	—
Repurchase of common stock	(103,862)	(1)	(283)	—	—	(284)
Stock-based compensation expense	—	—	5,161	—	—	5,161
Balance at September 30, 2020	23,561,493	$236	$586,876	$(529,607)	$(1,198)	$56,307

Balance at December 31, 2018	23,186,258	$232	$582,574	$(515,456)	$(1,021)	$66,329
Net loss	—	—	—	(9,317)	—	(9,317)
Foreign currency translation adjustments	—	—	—	—	(31)	(31)
Issuances of common stock:
Restricted share awards	516,955	5	(5)	—	—	—
Restricted shares remitted by employees for taxes	(101,702)	(1)	(759)	—	—	(760)
Stock option exercises	45,380	—	221	—	—	221
Performance-based restricted stock unit settlement	203,524	2	(2)	—	—	—
Restricted stock unit settlement	29,142	—	—	—	—	—
Forfeited restricted share awards	(64,164)	—	—	—	—	—
Repurchase of common stock	(612,843)	(6)	(4,206)			(4,212)
Stock-based compensation expense	—	—	3,710	—	—	3,710
Balance at September 30, 2019	23,202,550	$232	$581,533	$(524,773)	$(1,052)	$55,940

See accompanying Notes to Condensed Consolidated Financial Statements

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(431)	$(9,317)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment charges	553	—
Depreciation and amortization	7,888	9,830
Operating lease right-of-use asset expense	3,100	3,363
Amortization of deferred loan costs	71	121
Noncash interest expense	205	707
Stock-based compensation expense	5,155	3,573
Change in fair value of contingent consideration	—	(250)
Foreign currency transaction losses on short-term intercompany balances	219	1,034
Deferred income taxes	250	4
Changes in operating assets and liabilities
Billed receivables	1,760	8,796
Unbilled receivables	2,343	551
Prepaid expenses and other current assets	1,726	(980)
Operating lease liabilities	(2,912)	(3,264)
Other assets	(30)	(60)
Accounts payable and accrued expenses	(1,405)	(4,117)
Accrued payroll and related expenses	4,216	(3,514)
Refund liabilities	19	(2,437)
Deferred revenue	(378)	(832)
Net cash provided by operating activities	22,349	3,208
Cash flows from investing activities:
Purchases of property, equipment and software, net of disposal proceeds	(8,321)	(11,679)
Net cash used in investing activities	(8,321)	(11,679)
Cash flows from financing activities:
Repayments of credit facility	(44,000)	(8,000)
Proceeds from credit facility	38,000	22,400
Payment of deferred loan costs	—	(394)
Payment of earnout liability related to business acquisitions	—	(4,229)
Restricted stock repurchased from employees for withholding taxes	(404)	(760)
Repurchases of common stock	(284)	(4,212)
Proceeds from option exercises	—	221
Net cash (used in) provided by financing activities	(6,688)	5,026
Effect of exchange rates on cash and cash equivalents	378	663
Net increase (decrease) in cash, cash equivalents and restricted cash	7,718	(2,782)
Cash, cash equivalents and restricted cash at beginning of period	15,028	14,019
Cash, cash equivalents and restricted cash at end of period	$22,746	$11,237
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,014	$728
Cash paid during the period for income taxes, net of refunds received	$1,486	$2,118

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions for the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries. For further information, refer to the Consolidated Financial Statements and the related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Significant Accounting Policies
A summary of the Company's significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The Company did not experience any significant changes during the quarter ended September 30, 2020 in any of the Critical Accounting Policies from those contained in the Company's Form 10-K for the year ended December 31, 2019.

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
The Company evaluates the recoverability of goodwill annually in the fourth quarter of each year or sooner if events or changes in circumstances indicate that the carrying amount may exceed its fair value. The impairment test performed in the fourth quarter of 2019 indicated significant excess fair value over carrying value for the Recovery Audit Services reporting units. The Company evaluated whether there were indicators of impairment as of September 30, 2020 as a result of COVID-19 conditions including deterioration in the macro-economic environment and the volatility in our share price. While there were negative macro-economic factors, the positive evidence outweighed the negative evidence of the fair value of our reporting units more likely than not exceeding the carrying amount of those units as of September 30, 2020. Further, since the negative financial impacts on the Company from the COVID-19 pandemic have not been significant to date, COVID-19 considerations do not significantly affect the assumptions underpinning our long-term revenue and cash flow growth rates, operating models and business strategies. Therefore, the Company did not consider the COVID-19 pandemic to require an interim quantitative goodwill impairment analysis. As a result, no impairment charges for goodwill and indefinite-lived intangible assets were recorded during the three and nine months ended September 30, 2020.
The Company also evaluated its remaining assets, particularly accounts receivable. The allowance for doubtful accounts is calculated based on historical experience and various other information available. The Company also assessed incremental risks due to the COVID-19 pandemic on our customers' financial viability. The Company did not experience a significant deterioration of its accounts receivable portfolio during the quarter ended September 30, 2020. The Company will continue to monitor the collectability of its accounts receivable balances.
The Company has received an immaterial amount of COVID-19-related rent concessions for certain office space leases during the nine months ended September 30, 2020. Consistent with updated guidance from the Financial Accounting Standards Board (“FASB”) in April 2020, the Company elected to treat COVID-19-related rent concessions as variable rent. While the Company is having ongoing conversations with landlords, it does not expect significant concessions for the remainder of the year.
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
FASB ASU 2018-15 - In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this ASU prospectively on January 1, 2020. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2) Net Income (Loss) Per Common Share
The following table sets forth the computations of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) from continuing operations	$3,034	$(1,542)	$(431)	$(9,959)
Net income from discontinued operations	$—	$900	$—	$642

Denominator:
Weighted-average common shares outstanding	22,695	22,770	22,597	22,715
Effect of dilutive securities from stock-based compensation plans	323	—	—	—
Weighted-average diluted common shares outstanding	23,018	22,770	22,597	22,715

Basic net income (loss) per common share from continuing operations	$0.13	$(0.07)	$(0.02)	$(0.44)
Basic net income per common share from discontinued operations	—	0.04	—	0.03
Total basic net income (loss) per common share	$0.13	$(0.03)	$(0.02)	$(0.41)

Diluted income (loss) per common share from continuing operations	$0.13	$(0.07)	$(0.02)	$(0.44)
Diluted income per common share from discontinued operations	—	0.04	—	0.03
Total diluted income (loss) per common share	$0.13	$(0.03)	$(0.02)	$(0.41)

Anti-dilutive securities excluded from diluted net income (loss) per share calculation	3,713	3,960	4,036	3,960

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
    During the nine months ended September 30, 2020, equity awards were granted to non-employee directors and certain key employees. The awards included restricted stock, restricted stock units, and performance-based restricted stock units ("PBUs").
Summary of Grant Activity
    The following is a summary of grant activity for the nine months ended September 30, 2020 (in thousands, except number of awards):

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended September 30, 2020
	# of Awards Granted	Grant Date Fair Value
Restricted stock	429,269	$1,830
Restricted stock units	142,076	562
PBUs	659,301	2,828
	1,230,646	$5,220

The awards granted in the nine months ended September 30, 2020 had the following terms:

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

Additional Information

As of September 30, 2020, there were approximately 1.9 million shares available for future grant under the 2017 EICP.
Stock-based compensation expense for the three months ended September 30, 2020 and 2019 was $2.0 million and $0.5 million, respectively, and $5.2 million and $3.6 million for the nine months ended September 30, 2020 and 2019, respectively, and is included in Selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Operations. As of September 30, 2020, there was $7.0 million of unrecognized stock-based compensation expense related to the Company's outstanding equity awards which will be recognized over approximately 1.5 years.

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
Discontinued Operations
There was no activity in the Company's discontinued operations segment for the three and nine months ended September 30, 2020. The following table presents the discontinued operations of the Healthcare Claims Recovery Audit ("HCRA") services business in the Consolidated Statements of Operations, for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Revenue, net	$—	$—
Cost of sales	(907)	(662)
Selling, general and administrative expense	7	20
Depreciation and amortization	—	—
Income from discontinued operations before income taxes	$900	$642
Income tax expense	—	—
Net income from discontinued operations	$900	$642
The following table presents the discontinued operations of the HCRA services business in the Consolidated Statements of Cash Flows, for the nine months ended September 30, 2019 (in thousands):

Nine Months Ended September 30,
2019
Net cash used in operating activities	$(148)
Net cash (used in) provided by investing activities	—
Net cash (used in) provided by financing activities	—
Decrease in cash and cash equivalents	$(148)
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three and nine months ended September 30, 2020 and 2019 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended September 30, 2020
Revenue, net	$28,026	$12,651	$855	$—	$41,532
Net income from continuing operations					3,034
Income tax expense					1,456
Interest expense, net					216
EBIT	$10,478	$5,648	$(348)	$(11,072)	$4,706
Depreciation of property, equipment and software	1,120	162	13	—	1,295
Amortization of intangible assets	408	43	379	—	830
EBITDA	$12,006	$5,853	$44	$(11,072)	$6,831
Impairment charges	—	—	553	—	553
Other loss	—	—	—	2	2
Foreign currency transaction (gains) losses on short-term intercompany balances	(116)	(735)	(9)	442	(418)
Transformation, severance, and other expenses	48	199	—	175	422
Stock-based compensation	—	—	—	1,959	1,959
Adjusted EBITDA from continuing operations	$11,938	$5,317	$588	$(8,494)	$9,349

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended September 30, 2019
Revenue, net	$29,987	$10,803	$1,500	$—	$42,290
Net loss from continuing operations					(1,542)
Income tax expense					202
Interest expense, net					376
EBIT	$6,596	$1,261	$(1,027)	$(7,794)	$(964)
Depreciation of property, equipment and software	2,191	176	281	—	2,648
Amortization of intangible assets	437	41	386	—	864
EBITDA	$9,224	$1,478	$(360)	$(7,794)	$2,548
Other loss (income)	1	(1)	1	3	4
Foreign currency transaction losses (gains) on short-term intercompany balances	97	864	10	(66)	905
Transformation, severance, and other expenses	654	140	331	733	1,858
Acquisition-related adjustment income	—	—	—	(250)	(250)
Stock-based compensation	—	—	—	527	527
Adjusted EBITDA from continuing operations	$9,976	$2,481	$(18)	$(6,847)	$5,592

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Nine Months Ended September 30, 2020
Revenue, net	$81,211	$33,593	$2,578	$—	$117,382
Net loss from continuing operations					(431)
Income tax expense					2,416
Interest expense, net					861
EBIT	$23,851	$11,513	$(186)	$(32,332)	$2,846
Depreciation of property, equipment and software	4,835	486	80	—	5,401
Amortization of intangible assets	1,224	126	1,137	—	2,487
EBITDA	$29,910	$12,125	$1,031	$(32,332)	$10,734
Impairment charges	—	—	553	—	553
Other loss	—	—	—	4	4
Foreign currency transaction losses (gains) on short-term intercompany balances	604	(613)	(5)	233	219
Transformation, severance, and other expenses	1,063	588	127	623	2,401
Investigation and settlement of employment matter	—	—	—	1,306	1,306
Stock-based compensation	—	—	—	5,155	5,155
Adjusted EBITDA from continuing operations	$31,577	$12,100	$1,706	$(25,011)	$20,372

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Nine Months Ended September 30, 2019
Revenue, net	$86,295	$32,398	$4,375	$—	$123,068
Net loss from continuing operations					(9,959)
Income tax expense					681
Interest expense, net					1,441
EBIT	$19,560	$3,451	$(6,086)	$(24,762)	$(7,837)
Depreciation of property, equipment and software	5,872	520	840	—	7,232
Amortization of intangible assets	1,313	126	1,159	—	2,598
EBITDA	$26,745	$4,097	$(4,087)	$(24,762)	$1,993
Other loss (income)	2	8	1	(15)	(4)
Foreign currency transaction (gains) losses on short-term intercompany balances	(82)	1,164	10	(58)	1,034
Transformation, severance, and other expenses	1,032	385	954	1,464	3,835
Acquisition-related adjustment income	—	—	—	(250)	(250)
Stock-based compensation	—	—	—	3,573	3,573
Adjusted EBITDA from continuing operations	$27,697	$5,654	$(3,122)	$(20,048)	$10,181

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
    As of September 30, 2020, there was $31.0 million in debt outstanding under the BOA Credit Facility that will be due March 14, 2024. The amount available for additional borrowing under the BOA Credit Facility was $29.0 million as of September 30, 2020. Based on the terms of the BOA Credit Facility, on September 30, 2020 the applicable interest rate (inclusive of the applicable interest rate margin) for LIBOR daily floating rate loans (the only type outstanding on September 30, 2020) was approximately 1.90%. As of September 30, 2020, the Company was required to pay a commitment fee of 0.25% per annum, payable quarterly, on the unused portion of the BOA Credit Facility.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-term debt as of September 30, 2020 and December 31, 2019 consists of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Credit facility(1)	$31,000	$37,000
DFC (2)	(327)	(397)
Net credit facility	30,673	36,603
Finance lease obligations(1)	—	17
Total debt	30,673	36,620
Less: Current portion of long-term debt	—	17
Long-term debt, excluding current portion	$30,673	$36,603
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

Year Ending December 31,
2020	$—
2021	—
2022	—
2023	—
2024	31,000
Total	$31,000
(6) Fair Value of Financial Instruments
The Company records cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled receivables, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short-term maturity of these items.
The Company records bank debt, if any, as of the period end date based on the effective borrowing rate and repayment terms when originated. The Company had $31.0 million in bank debt outstanding as of September 30, 2020 and $37.0 million in bank debt outstanding as of December 31, 2019. The Company believes the carrying value of the bank debt approximates its fair value. The Company considers the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).
The Company reviews the carrying value of capitalized software development costs for impairment whenever events and circumstances indicate that the carrying value of the asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, we will recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset. During the third quarter of 2020, as a result of this evaluation, it was determined that previously capitalized internally developed software was impaired and was no longer expected to provide future value. Accordingly, the Company recorded an impairment charge of $0.6 million.
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
Income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that the Company has several subsidiaries, both domestic and foreign, that have current year and actual year-to-date losses on which the Company cannot take a tax benefit because these subsidiaries have recorded a valuation allowance against their deferred tax assets. For those subsidiaries that report income and do not have a valuation allowance, the Company is required to record income tax expense.
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
The components of lease expense, lease term and discount rate are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$1,100	$1,168	$3,287	$3,616
Short-term lease cost	17	30	51	72
Variable lease cost	314	387	686	841
Sublease income	(12)	(20)	(48)	(55)
Total lease cost	$1,419	$1,565	$3,976	$4,474

    As of September 30, 2020 and December 31, 2019, the weighted average remaining lease term and weighted average discount rate for the Company's operating leases were as follows:

	September 30, 2020	December 31, 2019
Weighted Average Remaining Lease Term	3.5 years	3.5 years
Weighted Average Discount Rate	3.5%	4.1%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2020 (in thousands):

Operating Leases
The remainder of 2020	$1,116
2021	4,304
2022	2,262
2023	1,562
2024	1,140
Thereafter	840
Total undiscounted cash flows	11,224
Less imputed interest	(625)
Present value of lease liabilities	$10,599

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Supplemental cash flow information related to the Company's operating leases are as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Non-cash activity:
Right-of-use assets obtained in exchange for operating lease obligations	$2,358	$14,479
Operating cash flows:
Cash paid for amounts included in the measurement of lease liabilities	$3,324	$3,322

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
Impact of COVID-19
    In March 2020, the World Health Organization categorized COVID-19, the disease resulting from a novel strain of coronavirus, as a global pandemic, which continues to spread worldwide, including in the United States, several European countries and throughout Asia. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, and these mitigation measures have adversely impacted the U.S. and global economy, leading to reduced consumer and business spending, reduced economic activity and disruptions and volatility in the U.S. and global capital markets. There was not a significant negative impact on our financial results from the COVID-19 pandemic for the three and nine months ended September 30, 2020. While the Company received an immaterial amount of COVID-19-related rent concessions for certain office space leases in the second quarter of 2020 and has deferred qualified payroll and other taxes as permitted under the Coronavirus Aid, Relief, and Economic Security Act ("CARES ACT"), we are unable to reasonably estimate the impact that the ongoing global COVID-19 pandemic may have on our business operations and financial condition.

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
The following table sets forth the percentage of revenue represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue, net	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	50.1	60.4	54.5	62.6
Selling, general and administrative expenses	33.1	32.0	35.7	35.1
Depreciation of property, equipment and software	3.1	6.3	4.6	5.9
Amortization of intangible assets	2.0	2.0	2.1	2.1
Impairment charges	1.3	—	0.5	—
Acquisition-related adjustment income	—	(0.6)	—	(0.2)
Total operating expenses	89.6	100.1	97.4	105.5
Operating income (loss) from continuing operations	10.4	(0.1)	2.6	(5.5)
Foreign currency transaction (gains) losses on short-term intercompany balances	(1.0)	2.1	0.2	0.8
Interest expense, net	0.5	0.9	0.7	1.2
Net income (loss) from continuing operations before income tax	10.9	(3.1)	1.7	(7.5)
Income tax expense	3.5	0.5	2.1	0.6
Net income (loss) from continuing operations	7.4%	(3.6)%	(0.4)%	(8.1)%
Three and Nine Months Ended September 30, 2020 Compared to the Corresponding Periods of the Prior Year
Revenue, net was as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Recovery Audit Services – Americas	$28,026	$29,987	(6.5)%	$81,211	$86,295	(5.9)%
Recovery Audit Services – Europe/Asia-Pacific	12,651	10,803	17.1%	33,593	32,398	3.7%
Adjacent Services	855	1,500	(43.0)%	2,578	4,375	(41.1)%
Total	$41,532	$42,290	(1.8)%	$117,382	$123,068	(4.6)%

Consolidated revenue for the three months ended September 30, 2020 decreased 1.8% compared to the same period in 2019. Consolidated revenue for the nine months ended September 30, 2020 decreased 4.6% compared to the same period in 2019. Below is a discussion of our revenue for our three reportable segments.
Recovery Audit Services – Americas revenue decreased 6.5% and 5.9% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. Within the segment, revenue from the retail recovery audit and contract compliance businesses increased moderately for the three-month period while revenue declined for the nine-month period. Revenue from the commercial (non-retail) recovery audit business declined for both the three and nine-month periods.
Recovery Audit Services – Europe/Asia-Pacific revenue increased 17.1% and 3.7% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. Revenue from the retail recovery audit and commercial businesses in this segment increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019. Revenue from the contract compliance business in this segment declined slightly for the three months ended September 30, 2020 and increased for the nine months ended September 30, 2020 compared to the same periods in 2019.

Adjacent Services revenue decreased 43.0% and 41.1% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The year-over-year decreases were primarily the result of management's decision to discontinue certain advisory projects.
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
COR was as follows (in thousands):

	Three Months Ended September 30,			% of Revenue		Nine Months Ended September 30,			% of Revenue
	2020	2019	Change	2020	2019	2020	2019	Change	2020	2019
Recovery Audit Services – Americas	$14,193	$17,201	(17.5)%	50.6%	57.4%	$44,527	$49,140	(9.4)%	54.8%	56.9%
Recovery Audit Services – Europe/Asia-Pacific	6,324	6,661	(5.1)%	50.0%	61.7%	18,323	20,576	(10.9)%	54.5%	63.5%
Adjacent Services	296	1,677	(82.3)%	34.6%	111.8%	1,081	7,370	(85.3)%	41.9%	168.5%
Total	$20,813	$25,539	(18.5)%	50.1%	60.4%	$63,931	$77,086	(17.1)%	54.5%	62.6%
Recovery Audit Services - Americas COR decreased 17.5% and 9.4% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The decreases in expense were primarily due to decreases in payroll expenses. COR as a percentage of revenue for Recovery Audit Services - Americas was 50.6% and 54.8% for the three and nine months ended September 30, 2020, respectively, compared to 57.4% and 56.9% for the three and nine months ended September 30, 2019. The improvement in COR as a percentage of revenue for both periods was primarily the result of a reduction in payroll expenses.
Recovery Audit Services - Europe/Asia-Pacific COR decreased 5.1% and 10.9% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The decreases in expense were primarily due to decreases in payroll and travel expenses. COR as a percentage of revenue for Recovery Audit Services - Europe/Asia-Pacific was 50.0% and 54.5% for the three and nine months ended September 30, 2020, respectively, compared to 61.7% and 63.5% for the three and nine months ended September 30, 2019. The improvement in COR as a percentage of revenue for both periods was primarily the result of a reduction in payroll and travel expenses.
Adjacent Services COR decreased 82.3% and 85.3% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The decreases in expense were primarily due to decreases in payroll expenses. COR as a percentage of revenue for Adjacent Services was 34.6% and 41.9% for the three and nine months ended September 30, 2020, respectively, compared to 111.8% and 168.5% for the three and nine months ended September 30, 2019. The improvement in COR as a percentage of revenue for both periods was primarily the result of a reduction in payroll expenses.

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
SG&A expenses were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Recovery Audit Services – Americas	$1,943	$3,464	(43.9)%	$6,170	$10,490	(41.2)%
Recovery Audit Services – Europe/Asia-Pacific	1,209	1,801	(32.9)%	3,758	6,553	(42.7)%
Adjacent Services	(29)	172	(116.9)%	(82)	1,081	(107.6)%
Subtotal for reportable segments	3,123	5,437	(42.6)%	9,846	18,124	(45.7)%
Corporate Support	10,628	8,107	31.1%	32,095	25,085	27.9%
Total	$13,751	$13,544	1.5%	$41,941	$43,209	(2.9)%
Recovery Audit Services – Americas SG&A expenses decreased 43.9% and 41.2% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The year-over-year decreases in SG&A expense were primarily due to decreases in payroll and travel expenses.
Recovery Audit Services – Europe/Asia-Pacific SG&A expenses decreased 32.9% and 42.7% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The year-over-year decreases in SG&A expense were primarily due to decreases in bad debt expense, payroll and travel expenses.
Adjacent Services SG&A expenses decreased 116.9% and 107.6% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The year-over-year decreases in SG&A expense were primarily due to decreases in payroll and various other operating expenses.
Corporate Support SG&A expenses increased 31.1% and 27.9% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. Corporate Support SG&A expenses include stock-based compensation of $2.0 million and $5.2 million for the three and nine months ended September 30, 2020, respectively. Excluding stock-based compensation expense, Corporate Support SG&A expenses increased for the three month period primarily as a result of an increase in bonus expense while expenses increased for the nine month period primarily as a result of an increase in bonus expense and costs incurred in connection with the investigation and settlement of claims raised by a former employee whose position was eliminated in the fourth quarter of 2019.

Depreciation of property, equipment and software assets. Depreciation of property, equipment and software assets was as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Recovery Audit Services – Americas	$1,120	$2,191	(48.9)%	$4,835	$5,872	(17.7)%
Recovery Audit Services – Europe/Asia-Pacific	162	176	(8.0)%	486	520	(6.5)%
Adjacent Services	13	281	(95.4)%	80	840	(90.5)%
Total	$1,295	$2,648	(51.1)%	$5,401	$7,232	(25.3)%
Depreciation expense decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 due to a reduced level of capital expenditures and assets placed into service.
Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Recovery Audit Services – Americas	$408	$437	(6.6)%	$1,224	$1,313	(6.8)%
Recovery Audit Services – Europe/Asia-Pacific	43	41	4.9%	126	126	—%
Adjacent Services	379	386	(1.8)%	1,137	1,159	(1.9)%
Total	$830	$864	(3.9)%	$2,487	$2,598	(4.3)%

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
Impairment charges. During the third quarter of 2020, we determined that previously capitalized internally developed software related to our deduction management solution was impaired and was no longer expected to provide future value. Accordingly, the Company recorded an impairment charge of $0.6 million to the Adjacent Services segment.
Acquisition-related adjustment income reflects an adjustment to the earnout consideration for a business acquired in 2017.
Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany receivables from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three and nine months ended September 30, 2020, we recorded foreign currency transaction gains of $0.4 million and losses of $0.2 million, respectively, on short-term intercompany balances compared to losses of $0.9 million and $1.0 million, respectively, for the same periods in 2019.
Interest Expense, net. Interest expense, net decreased $0.2 and $0.6 million, respectively, for the three and nine months ended September 30, 2020 compared to the same periods in 2019.
Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is we have several subsidiaries both domestic and foreign that have current year and actual year-to-date losses on which we cannot take a tax benefit because these subsidiaries have recorded a valuation allowance against their deferred tax assets. For those subsidiaries that report income and do not have a valuation allowance, we are required to record income tax expense. Reported income tax expense for the three and nine months ended September 30, 2020 was $1.5 million and $2.4 million, respectively, and income tax expense for the three and nine months ended September 30, 2019 was $0.2 million and $0.7 million, respectively. Reported income tax expense primarily results from taxes on the income of certain of our foreign subsidiaries.
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
A reconciliation of consolidated net income (loss) to each of EBIT, EBITDA and Adjusted EBITDA for the periods presented in this report are as follows (in thousands):
EBIT, EBITDA, and Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Net income (loss)	$3,034	$(642)	(572.6)%	$(431)	$(9,317)	(95.4)%
Income tax expense	1,456	202	620.8%	2,416	681	254.8%
Interest expense, net	216	376	(42.6)%	861	1,441	(40.2)%
EBIT	4,706	(64)	(7453.1)%	2,846	(7,195)	(139.6)%
Depreciation of property, equipment and software	1,295	2,648	(51.1)%	5,401	7,232	(25.3)%
Amortization of intangible assets	830	864	(3.9)%	2,487	2,598	(4.3)%
EBITDA	6,831	3,448	98.1%	10,734	2,635	307.4%
Impairment charges	553	—	100.0%	553	—	100.0%
Foreign currency transaction (gains) losses on short-term intercompany balances	(418)	905	(146.2)%	219	1,034	(78.8)%
Acquisition-related adjustment income	—	(250)	(100.0)%	—	(250)	(100.0)%
Transformation, severance, and other expenses	422	1,858	(77.3)%	2,401	3,835	(37.4)%
Investigation and settlement of employment matter	—	—	100.0%	1,306	—	100.0%
Other loss (income)	2	4	(50.0)%	4	(4)	(200.0)%
Stock-based compensation	1,959	527	271.7%	5,155	3,573	44.3%
Adjusted EBITDA	$9,349	$6,492	44.0%	$20,372	$10,823	88.2%
Adjusted EBITDA from continuing operations	$9,349	$5,592	67.2%	$20,372	$10,181	100.1%

Transformation, severance, and other expenses decreased $1.4 million for the three and nine months ended September 30, 2020, compared to the same periods in 2019. The year-over-year decreases were primarily the result of the elimination of fewer positions in the Company in the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Transformation, severance, and other expenses fluctuate as we transform our business or adjust our cost structure.
Costs associated with the investigation and settlement of an employment matter were $1.3 million during the nine months ended September 30, 2020, all of which were incurred in the quarter ended June 30, 2020. The matter related to claims raised by a former employee whose position was eliminated during the fourth quarter of 2019. Independent counsel was retained and following the conclusion of the investigation, the matter was settled.
Stock-based compensation increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to higher compensation expense associated with our performance-based restricted stock units in the 2020 periods.
Adjusted EBITDA
We include a detailed calculation of Adjusted EBITDA by segment in Note 4 of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q. A summary of Adjusted EBITDA, from continuing operations by segment, for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Recovery Audit Services – Americas	$11,938	$9,976	19.7%	$31,577	$27,697	14.0%
Recovery Audit Services – Europe/Asia-Pacific	5,317	2,481	114.3%	12,100	5,654	114.0%
Adjacent Services	588	(18)	3366.7%	1,706	(3,122)	154.6%
Subtotal for reportable segments	17,843	12,439	43.4%	45,383	30,229	50.1%
Corporate Support	(8,494)	(6,847)	(24.1)%	(25,011)	(20,048)	(24.8)%
Total	$9,349	$5,592	67.2%	$20,372	$10,181	100.1%
Adjusted EBITDA for the three and nine months ended September 30, 2020 increased 67.2% and 100.1%, respectively, compared to the same periods in 2019. Adjusted EBITDA as a percentage of revenue increased 9.3% and 9.1% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019.
Recovery Audit Services – Americas Adjusted EBITDA increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019. The improvements in Adjusted EIBTDA were primarily due to decreases in payroll expenses.
Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019. The increases were primarily due to decreases in bad debt expense and payroll expenses.
Adjacent Services Adjusted EBITDA increased for the three and nine months ended September 30, 2020 compared to the same periods in 2019. The increases were primarily due to decreases in payroll expenses.
Corporate Support Adjusted EBITDA decreased for the three and nine months ended September 30, 2020 compared to the same periods in 2019. The decreases were primarily due to increases in selling, general and administrative expenses, including, for the nine-month period, the costs associated with the investigation and settlement of an employment matter.
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

As of September 30, 2020, we had $22.6 million in cash and cash equivalents and $31.0 million of borrowings under our credit facility with Bank of America, N.A. ("BOA"). As of September 30, 2020, the limit on the credit facility was $60.0 million and, subject to compliance with the covenants under the credit facility, we had $29.0 million of availability for additional borrowings. As of September 30, 2020, we were in compliance with the covenants in the credit facility.

The $22.6 million in cash and cash equivalents includes $4.2 million held at banks in the U.S. and the remainder held at banks in other jurisdictions, primarily, in the United Kingdom, Canada, Australia, France, India, Mexico and Thailand. Certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign jurisdictions that could be used in, or is needed by, our operations in the U.S., we may incur significant penalties and/or taxes to repatriate these funds. Generally, we have not provided for deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. However, we do not consider the earnings of our Canadian subsidiary to be permanently reinvested, and have provided for deferred taxes relating to the potential repatriation of the funds held in Canada.

    Our cash and cash equivalents as of September 30, 2020 included short-term investments of approximately $2.1 million, the majority of which was held at banks outside of the United States, primarily in Canada.

Operating Activities. Net cash provided by operating activities was $22.3 million for the nine months ended September 30, 2020 and $3.2 million for the nine months ended September 30, 2019. These amounts consist of two components, specifically, net loss adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, non-cash interest expense, foreign currency transaction losses on short term intercompany balances and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net loss	$(431)	$(9,317)
Adjustments for certain non-cash items	17,441	18,382
	17,010	9,065
Changes in operating assets and liabilities	5,339	(5,857)
Net cash provided by operating activities	$22,349	$3,208
Investing Activities. Net cash used in investing activities was $8.3 million for the nine months ended September 30, 2020 and $11.7 million for the nine months ended September 30, 2019. The decrease was due to a reduced level of purchases of property and equipment in 2020 compared to the same period in 2019.
Financing Activities. Net cash used in financing activities was $6.7 million for the nine months ended September 30, 2020, resulting primarily from $6.0 million in net repayments of debt outstanding under the BOA Credit Facility (defined below) offset by $0.4 million of shares of common stock surrendered by employees to satisfy withholding taxes and $0.3 million paid for shares of common stock repurchased by the Company. Net cash provided by financing activities was $5.0 million for the nine months ended September 30, 2019, primarily resulting from $14.4 million in net borrowings from the BOA Credit Facility offset by $4.2 million paid for shares of common stock repurchased by the Company, $4.2 million paid for an acquisition earnout liability, $0.8 million of shares of common stock surrendered by employees to satisfy withholding taxes and $0.4 million in deferred loan cost payments.
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
As of September 30, 2020, there was $31.0 million in debt outstanding under the BOA Credit Facility. The Company was in compliance with the covenants of the BOA Credit Facility as of September 30, 2020.
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
On March 9, 2020, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to $20 million of its outstanding common stock from time to time through December 31, 2021. The Company repurchased approximately 0.1 million shares of its outstanding common stock for an aggregate price of $0.3 million in the nine months ended September 30, 2020. These shares were retired and accounted for as a reduction to Shareholders' Equity in the Consolidated Balance Sheet. Direct costs incurred to acquire the shares are included in the total cost of the shares. As of October 30, 2020, the Company has approximately 23.6 million shares of common stock outstanding.
The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.

Off-Balance Sheet Arrangements
As of September 30, 2020, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our reported financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the translated value of foreign functional currency results in lower net income. When the U.S. dollar weakens, the translated value of the foreign functional currency results in higher net income. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three and nine months ended September 30, 2020, we recognized $7.8 million and $16.4 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.8 million and $1.6 million for the three and nine months ended September 30, 2020. We currently do not have any arrangements in place to hedge our foreign currency risk. The implementation of the United Kingdom's referendum to withdraw from membership in the European Union (referred to as "Brexit"), has had a detrimental effect, and could have further detrimental effects, on the value of either or both of the euro and the British pound sterling, which could negatively impact our business (principally from the translation of sales and earnings in those foreign currencies into our reporting currency).
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under the BOA Credit Facility, if any. As of September 30, 2020, we had $29.0 million of borrowing availability under our BOA Credit Facility and $31.0 million borrowed under the BOA Credit Facility as of that date. The Revolver bears interest under the BOA Credit Facility at a rate per annum comprised of a specified index rate based on LIBOR plus an applicable interest rate margin determined under the BOA Credit Facility. For U.S. dollar denominated loans under the Revolver, at the option of the Borrowers, such loans bear interest at a rate per annum equal to (x) the LIBOR daily floating rate plus an applicable interest rate margin determined under the BOA Credit Facility or (y) the base rate plus the applicable interest rate margin, each as determined under the BOA Credit Facility. Although the Company does not anticipate the need for Swingline Loans, were any Swingline Loans to be made they would bear interest at the base rate plus the applicable interest rate margin for base rate loans, each as determined under the BOA Credit Facility. The applicable interest rate margin varies from 1.50% per annum to 2.25% per annum, for LIBOR daily floating rate loans, and from 0.50% per annum to 1.25% per annum, for loans based on the base rate, and in either case depending on the Company’s consolidated leverage ratio, and is determined in accordance with a pricing grid under the BOA Credit Facility. Assuming full utilization of the BOA Credit Facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.6 million change in annual pre-tax income.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
    The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended September 30, 2020.

2020	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
July 1 - July 31	—	$—	—	$—
August 1 - August 31	664	$5.46	—	$—
September 1 - September 30	388	$4.84	—	$—
	1,052	$5.23	—	$19.7
(a) Amount represents shares surrendered by employees to satisfy tax withholding obligations resulting from restricted stock awards that vested during the three months ended September 30, 2020.
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

3.1.1	Articles of Amendment of the Registrant effective January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 25, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2020.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2020.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2020.

101.INS	InlineXBRL Instance Document

101.SCH	InlineXBRL Taxonomy Extension Schema

101.CAL	InlineXBRL Taxonomy Extension Calculation Linkbase

101.DEF	InlineXBRL Taxonomy Extension Definition Linkbase

101.LAB	InlineXBRL Taxonomy Extension Label Linkbase

101.PRE	InlineXBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

November 6, 2020	By:	/s/ Ronald E. Stewart
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

November 6, 2020	By:	/s/ Kurt J. Abkemeier
Kurt J. Abkemeier
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)